Form 10QSB
period 1996-03-31
FIRST CENTRAL BANCSHARES INC
filed 1996-05-15
CIK 897979

FORM 10-QSBA

         U. S. SECURITIES AND EXCHANGE COMMISSION

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1996
              Commission File No. 33-58832


              FIRST CENTRAL BANCSHARES, INC.

 State of Incorporation-Tennessee       IRS EIN 62-1482501

                 725 Highway 321 North
                 P.O. Box 230
                 Lenoir City, Tn 37771-0230


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes [x]    No [ ]


   466,775 Shares of Common Stock were outstanding as of March 31, 1996.

























        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
          Notes to Financial Statements (Unaudited)
                 March 31, 1996 and 1995


BASIS OF PRESENTATION

First Central Bancshares, Inc. is a one bank holding company which owns 100% of the outstanding stock of First Central Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the financial statements and results of operations herein fairly present the financial position of First Central Bancshares, Inc. and subsidiary.

On March 18, 1993 the shareholders of First Central Bank approved a plan of reorganization and merger whereby First Central Bancshares, Inc. acquired 100% of First Central Bank. All of the outstanding stock of First Central Bank was acquired in exchange for 385,819 shares of First Central Bancshares, Inc., and was effective April 6, 1993. First Central Bancshares, Inc. was formed for the purpose of becoming a one bank holding company to own 100% of First Central Bank.

In March 1994 the company distributed a ten percent dividend to its stockholders by issuing an additional 38,560 shares of common stock. The company used a fair value of $12.75 per share and credited common stock $5.00 per share or $192,800, additional paid in capital $7.75 per share or $298,840 and charged retained earnings a total of $491,640.

In February 1996 the company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 42,376 shares of common stock. The company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400.








ITEM #2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

FINANCIAL CONDITION

Total assets have grown approximately $5.6 million or 8.4% in the first quarter and approximately $21.1 million or 41.1% from 3/31/95. During the same period deposits increased approximately $5.7 million or 9.4% in the first quarter and approximately $20.3 million or 44.4% over 3/31/95. Non-
interest bearing accounts increased approximately $2.3 million or 28.5% for the quarter and increased approximately $3.4 million or 50.1% for the year. Interest bearing accounts increased $3.4 million or 6.5% for the quarter and $16.9 million or 43.3% from 3/31/95. The increase in deposits is due in large part to the new branch in Farragut. The initial growth for this office was primarily in interest bearing deposits.

Loans increased approximately $2.7 million or 6.1% in the quarter and $8.2 million or 20.8% from 3-31-95. The results reflect a moderate loan growth for the quarter. The loan growth for the year is moderate in relation to deposit growth and prior years comparisons.

This strong deposit growth coupled with moderate loan growth has allowed the bank to maintain a strong liquidity position. Fed funds sold decreased $400 thousand or 4.8% for the first quarter and increased $7.7 million or 4,414.3% over the prior year. Investment securities increased approximately $3.3 million or 39.4% for the quarter and $4.8 million or 67.6% from 3-31-95.

There was an increase of approximately $22 thousand for the quarter in fixed assets and an increase of approximately $250 thousand or 8.7% over the prior year. The bank completed a branch office in May of 1995 which accounts for the fixed asset growth over the prior year. Other assets decreased nominally for the quarter and increased approximately $100 thousand or 24.8% over 3/31/95.

CAPITAL

Total regulatory capital at March 31, 1996 increased $81 thousand or 1.5% for the quarter and $520 thousand or 10.1%
from 3/31/95.              Risk based tier 1 capital ratio is
approximately 11.7% and total risk based capital is 12.6%. The capital position is more than adequate to meet current regulatory guidelines and support company operations.

RESULTS OF OPERATIONS

The Company  had an  increase in  consolidated  net income of
$7 thousand or 4.8% for the first  quarter as compared to the
same period last year.   The increase over the fourth quarter
was $85 thousand or 80.0%

Net  interest  income  for  the  quarter  was an  increase of approximately $61 thousand or 9.6% as opposed to the same period last year. (see attached schedule I and II). Interest income is composed of the following components: loan income which increased by $206 thousand or 22.2% for the first quarter as opposed to the first quarter of 1995 and $164 thousand or 16.9% as opposed to the fourth quarter of 1995. Investment income increased $36 thousand or 27.1% over the quarter ended 3/31/95. The increase over the fourth quarter was $22 thousand or 15.0%. Federal funds sold income was up $97 thousand or 1,616.7% for the three months ended 3/31/95 versus 3/31/95. The increase over the fourth quarter was $12 thousand or 13.2%. Interest expense increased $278 thousand or 64.1% for the first quarter ended 3/31/96 as opposed to
the first quarter ended 3/31/95.        The increase over the
fourth quarter was $41 thousand or 6.1%. The components of interest expense include interest on now accounts which decreased $6 thousand or 24.0% for the first quarter ended 3/31/96 as opposed to 3/31/95. The interest on now accounts decreased by $2 thousand or 8.7% as opposed to the fourth quarter ended 12/31/95. Money market accounts increased $16 thousand or 32.6% for the quarter over the prior year quarter and decreased $1 thousand or 1.5% compared with the fourth quarter. Certificates of deposit interest expense increased $268 thousand or 80.5% for the quarter over the prior year quarter and $43 thousand or 7.7% over the fourth quarter.

This  significant  increase in  interest expense led to a net interest margin of 4.19% at 3/31/96 versus 5.38%  at 3/31/95, with total interest income (annualized) decreasing to 8.59%
versus 9.10% at 3/31/95.      Total interest expense
increased from 4.55% to 5.20% (annualized).

Management  has  continued to  increase the loan loss reserve
prudently with the growth of loans.       The adequacy of the
reserve is evaluated monthly by management and quarterly by the board of directors. The reserve was increased by $43 thousand during the first quarter and remains approximately 1% of net loans outstanding. Nonperforming assets included past due loans of ninety (90) days or more of $1 thousand at
3/31/96 and $10 thousand at 3/31/95.         This resulted in
nonperforming ratios of .002% of total loans oustanding at 3/31/96 and .03% at 3/31/95. Coverage of loan loss reserve to nonperforming assets was 459x for 3/31/96 and 39x at 3/31/95. The ratios decreased at the quarter end and remain low with no material loss anticipated.

The nonperforming ratios are expected to remain low for 1996. Past due loans of thirty (30) days or more total .89% and 2.72% respectively for the reporting periods. The bank has adopted Fasb 114 and 118 with no material impact (see attached schedules III and IV for disclosures).

Non-interest income increased $33 thousand or 40.2% for the first quarter compared to the same period last year and $74 thousand or a 2.5% increase over the fourth quarter. Service charge income, the largest component of non-interest income, increased $6 thousand or 9.2% from 3/31/95 and decreased $9 thousand or 11.3% from the fourth quarter as a result of continued growth in interest bearing deposits. Non-interest expense for the first quarter increased $85 thousand or 19.6% as compared to 3/31/95 and decreased $63 thousand or 10.8%
compared with the fourth quarter ended 12/31/95. The significant increase in non-interest expense year to year is directly related to the building and staffing of the new branch office. The decrease over the previous quarter is related to payment of bonuses at year end.

Fasb 121, 122, and 123  are  not  applicable to First Central
Bancshares, Inc or First Central Bank and therefore have no impact on the operations of either.































       FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Not Applicable
















































                      FORM 10-QSB(A)

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST CENTRAL BANCSHARES, INC.


Date: 5/13/96         By: ________________________________
                           Ed F. Bell Chairman, President
                           and Chief Executive Officer




Date: 5/13/96         By: ________________________________
                           Willard D. Price Executive Vice
                           President and Chief Financial
                           Officer