Form 10QSB/A
period 1996-03-31
FIRST CENTRAL BANCSHARES INC
filed 1996-09-26
CIK 897979

FORM 10-QSBA

         U. S. SECURITIES AND EXCHANGE COMMISSION

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1996(A)
              Commission File No. 33-58832


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


   466,755 Shares of Common Stock were outstanding as of March 31, 1996.

























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

                          FIRST CENTRAL BANCSHARES, INC.

                           Ed F. Bell
Date: 7/3/96         By: ________________________________
                           Ed F. Bell Chairman, President
                           and Chief Executive Officer



                           Willard D. Price
Date: 7/3/96         By: ________________________________
                           Willard D. Price Executive Vice
                           President and Chief Financial
                           Officer



     The following interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


    Item 1. Financial Statements


           FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Balance Sheets
                           (Unaudited)
                                                 (In Thousands)
                                      _____________________________________
  -ASSETS-                             March 31, 1996     March 31, 1995
                                      _____________________________________
  Cash and due from banks                $2,395            $2,253
  Federal Funds Sold                      7,900               175
   Total Cash and Cash Equivalents       10,295             2,428

  Cert of Deposit in other banks            100               100

  Investment Securities                  11,816             7,048

  Loans                                  47,890            39,641
  Less:Unearned Interest                   (916)             (823)
       Allowance for Loan Losses           (459)             (386)
  Net Loans                              46,515            38,432

  Premises and Equipment(net)             3,111             2,863
  Other Assets                              524               420

  TOTAL ASSETS                          $72,361           $51,291

  -LIABILITIES AND STOCKHOLDERS' EQUITY-
  Liabilities:
   Deposits
    Non-interest Bearing                $10,307            $6,866
    Interest Bearing                     55,895            38,994
     Total Deposits                      66,202            45,860
   Fed Funds Purchased                        0                 0
  Other Liabilities                         499               290
   Total Liabilities                     66,701            46,150

  Stockholders' Equity
   Common Stock- Par Value $5.00
    Authorized 2,000,000 Shares; 466,755 shares
    issued and outstanding                2,334             2,122
   Additional Paid In Capital             3,427             2,579
  Retained Earnings (Deficit)               (18)              535
  Unrealized gain(loss) on securities       (83)              -95
  Total Stockholders Equity               5,660             5,141

  TOTAL LIABILITIES AND STOCKHOLDERS'   $72,361           $51,291


               FIRST CENTRAL BANCSHARES, INC AND SUBSIDIARY
                    Consolidated Statements of Income
                   (Unaudited)

                                         (In Thousands except per share
                                          information)
                                      _____________________________________
                                       Three Months EndedThree Months Ended
                                         March 31, 1996    March 31, 1995

                                      _____________________________________

  INTEREST INCOME:
   Loans                                  1,134               928
   Investment Securities and C D'S          169               133
   Federal Funds Sold                       103                 6
    Total Interest Income                 1,406             1,067

  INTEREST EXPENSE                          712               434

  Net Interest Income                       694               633

  PROVISION FOR LOAN LOSSES                  43                45

  Net interest income after provision
   for Loan Losses                          651               588

  OTHER INCOME                              115                82

  OPERATING EXPENSES                        519               434

  INCOME BEFORE INCOME TAX                  247               236

  INCOME TAXES                               97                90

  Income before extraordinary items         150               146

  Extraordinary items                         0                 0

  Gains/Losses on Securities                  3                 0

  NET INCOME                                153               146

  Earnings per share                      $0.36             $0.34

           FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
                        (Unaudited)
                                                    (In Thousands)
                                                ---------------------
                                                 Three Months Ended
                                                    March 31,
                                                ---------------------
                                                     1996    1995
  OPERATING ACTIVITIES
   Net Income                                        153      146
   Adjustments to reconcile net cash
    provided by (used in) operating activities:
   Provision for Loan Losses                          43       45
   Depreciation                                       18       37
   Amortization                                        1        1
   Increase(dec)in unearned int/loan fees             -5       53
   Amortization of premiums (discounts) on
   Investment securities and C D's-net                 2       11
   FHLB/Ins stock dividends                           (7)     (17)


   (Increase) decrease in other debt                   2        0
   (Increase) decrease in other assets               (28)     235
   Increase (decrease) in other liabilities         (142)      (7)
  NET CASH PROVIDED BY OPERATING ACTIVITIES           37      504

  INVESTING ACTIVITIES:
   Net (inc) decrease in CD'S other banks              0        0
   Proceeds from maturities and redemptions of
    investment securities                          2,944      400
   Purchases of investment securities             (6,230)    (250)
   Increase in Loans                              (2,735)  (1,888)
   Purchases of Premises and Equipment              (126)    (636)

  NET CASH USED IN INVESTING ACTIVITIES           (6,147)  (2,374)

  FINANCING ACTIVITIES
   Increase(Decrease) in Federal Funds purchased       0        0
   Increase in Deposits                            5,679      111


  NET CASH PROVIDED BY FINANCING ACTIVITIES        5,679      111

  INCREASE IN CASH AND CASH EQUIVALENTS            ($431) ($1,759)
  CASH AT BEGINNING OF PERIOD                    $10,726   $4,187
  CASH AT END OF PERIOD                          $10,295   $2,428

  Supplementary Disclosure of Cash Flow Information:
   Cash Paid During the Period for:
    Interest                                      $2,232     $434
    Income Tax                                      $330      $90

  Supplementary Disclosure of Noncash Investing
   Activities:
    Increase (Decrease) in Net Unrealized Loss on
     Investment Securities:                         $115      ($7)
    Increase (Decrease) in Deferred Income Tax Benefit
     Associated with Increase/Decrease in Net Unreal-
     ized Loss on Investment Securities:             $71      $18



  Schedule I- Average Balances, Interest and Average Rates
                     3/31/96                     3/31/95
  _________________________________________________________________________
  ($ in thoAverage            Average  Average             Average
  Assets   Balance   Interest  Rate    Balance   Interest   Rate
  _________________________________________________________________________
  Federal F  $7,973     $103     5.17%     $521       $6     4.61%
  Investments
   Securiti  10,120      170     6.72%    7,156      133     7.43%
   Non-Taxa       0        0      N/A                         N/A
  Total Loans,
    Includi  46,592    1,116     9.58%   38,914      921     9.47%
  Total interest
    earning  64,685    1,389     8.59%   46,591    1,060     9.10%
  __________________  _______   ______ ________    ______   _____
  Cash and    2,358                       2,015
  All other   3,564                       3,122
  Loan Loss Reserve/
   Unearned  (1,336)                     (1,101)
  __________________                   ________
  TOTAL ASS $69,271                     $50,627
  __________________                   ________

  ______________________________________________________________________
  Liabilities and Stockholders Equity
  _______________________________________________________________________
  Interest Bearing Deposits
    Time De $40,654     $601     5.91%  $25,513     $333     5.22%
    Other    14,029      110     3.14%   12,313       99     3.22%
  FHLB Adva      47        1     8.51%       49        1     8.16%
  Federal F       0        0      ERR       171        2     4.68%
   ________  _______   ______   ______ ________   _______  _______
  Total Interest-Bea
    Liabili  54,730      712     5.20%   38,046      433     4.55%
   ________  _______   ______    _____  ________  _______  _________
  Non-Inter   8,289                       7,246
    Total Cost of Funds          4.52%                       3.82%
  All other     576                         209
  Stockhold   5,663                       5,209
  Unrealize       5                         -83
   ________  _______
  Total Liabilities and
    Stockho $69,271                     $50,627
   ________ ________                   _________


  Net interest Yield    3.39%                                4.55%
  Net interest margi    4.19%                                5.38%



  Schedule II-Interest Rate Sensitivity
   ---------------------------------------------------------------------------------
  (in thousands)     3/31/96           <1 year   1yr-5yrs >5 yrs  Non-Int    Total
                                                                  Bearing
   ---------------------------------------------------------------------------------
  Assets
  Federal Funds Sold                      7,900                                7900
  Investments                               219    6,170    5,427            11,816
  Loans-Fixed Rate                        7,492   24,437      787            32,716
        Floating Rate                    15,175                              15,175
  Non-Interest earning assets
   and unearned assets/loan loss reserve                             4,754    4,754
   --------------------------------------------------------------------------------
  Total                                  30,786   30,607    6,214    4,754   72,361
   ---------------------------------------------------------------------------------
  Liabilities and Stockholders Equity
  Interest Bearing Deposits              43,466   12,429        0            55,895
  Non-interest bearing deposits                                     10,319   10,319
  FHLB Advances                                                47                47
  Noninterest bearing liabilities                                                 0
    and stockholders equity                                          6,100    6,100
   ---------------------------------------------------------------------------------
  Total                                  43,466   12,429       47   16,419   72,361
   ---------------------------------------------------------------------------------
  Interest Rate Sensitivity Gap        ($12,680) $18,178   $6,167 ($11,665)      $0
   ---------------------------------------------------------------------------------
  Cumulative Interest Rate
  Sensitivity Gap                      ($12,680)  $5,498  $11,665       $0       $0
   ---------------------------------------------------------------------------------



  Schedule III-Analysis of Loan Loss Reserve
   ---------------------------------------------------------------
   ($ in thousands)                               3/31/96  3/31/95
   ---------------------------------------------------------------
  Balance at beginning of period                    $434     $369

  Charge-offs:
    Commercial, financial, and agricultural            0        6
    Real estate- construction                          0        0
    Real estate- mortgages                             0        0
    Installment-consumers                             24       26
    Other                                              0        0

  Recoveries:
    Commercial, financial, and agricultural            0        0
    Real estate- construction                          0        0
    Real estate- mortgages                             0        0
    Installment-consumers                              6        4
    Other                                              0        0

  Net charge-offs                                     18       28
  Additions to loan loss reserve                      43       45
  Balance at end of period                          $459     $386

  Ratio of net charge-offs to average loans outs    0.04%    0.07%



  Schedule IV-Allocation of the Loan Loss Reserve
   ---------------------------------------------------------------------------------
                                                  3/31/96  % to     3/31/95   % to
  Balance applicable to:                         $ Amount  total   $ Amount   total
   ---------------------------------------------------------------------------------
  Commercial, financial, and agricultural            $50    10.82%     $35     8.88%
  Real Estate-Construction                            58    12.64%      39     9.82%
  Real Estate-Mortgages                              134    58.28%     158    59.37%
  Installment-consumers                               84    18.26%      87    21.93%
  Other
  Unallocated                                        133     N/A        67     N/A

  Total                                             $459   100.00%    $386   100.00%


  Schedule IV-A Loan Portfolio by category
  ----------------------------------------------------------------------------------
                                                March 31, 1996    March 31, 1995
  Loan Category:
  ----------------------------------------------------------------------------------
  Commercial, financial, and agricultural         $5,183            $3,645
  Real Estate-Construction                         6,054             3,813
  Real Estate-Mortgages                           27,911            23,510
  Installment-consumers                            7,671             7,597
  All other                                        1,072             1,076
  Total Loans                                    $47,891           $39,641




                    SCHEDULE XXVII - FINANCIAL DATA SCHEDULE

                          3/31/96
                     MAIN                   AMOUNT (IN THOUSANDS)
                    CASH                     2,395
                    INTEREST-BEARING DEP       100
                    FED FUNDS SOLD           7,900
                    TRADING ASSETS               0
                    INVESTMENTS HFS         11,816
                    INVESTMENTS HTM              0
                    INVESTMENTS-MARKET           0
                    LOANS                   47,890
                    ALLOWANCE FOR LOSSES       459
                    TOTAL ASSETS            72,361
                    DEPOSITS                66,202
                    SHORT-TERM BORROWINGS        0
                    OTHER LIABILITIES          499
                    LONG TERM DEBT               0
                    PREFERRED STOCK-MANDA        0
                    PREFERRED-NON MANDATO        0
                    COMMON STOCK             2,334
                    OTHER STOCKHOLDERS EQ    3,326
                    TOTAL LIAB- SH EQUITY   72,361
                    INTEREST ON LOANS        1,134
                    INT ON INVESTMENTS         169
                    OTHER INTEREST INCOME      103
                    TOTAL INT INCOME         1,406
                    INTEREST ON DEPOSITS       712
                    TOTAL INTEREST EXPENS      712
                    NET INTEREST INCOME        694
                    PROVISION- LOAN LOSS        43
                    SECURITIES-GAIN/LOSS         3
                    OTHER EXPENSES             519
                    INCOME BEFORE TAX          247
                    INCOME BEFORE EXTRAOR      150
                    EXTRAORD LESS TAX            0
                    CUM CHANGE ACCT PRIN         0
                    NET INCOME                 153
                    EARNINGS PER SHARE-P      0.36
                    EARNINGS PER SHARE-D      0.36
                    NET INT YIELD-E A         3.39
                    LOANS-NON ACCRUAL            0
                    LOANS PAST DUE >90           1
                    TROUBLED DEBT RESTRUC        0
                    POTENTIAL PROBLEM LNS       15
                    ALLOWANCE-BEGINNING        434
                    TOTAL CHARGE-OFFS           24
                    TOTAL RECOVERIES             6
                    ALLOWANCE END  PERIOD      459
                    LOAN LOSS-DOMESTIC         326
                    LOAN LOSS-FOREIGN            0
                    LOAN LOSS-UNALLOCATED      133


