Form 10QSB
period 1996-09-30
FIRST CENTRAL BANCSHARES INC
filed 1996-11-15
CIK 897979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                     OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                      Commission file number:  33-58832

                       FIRST CENTRAL BANCSHARES, INC.
      (Exact name of small business issue as specified in its charter)

                                  Tennessee
       (State or other jurisdiction of incorporation or organization)
                725 Highway 321 North, Lenoir City, Tennessee
                   (Address of principal executive office)

                                 62-1482501
                    (I.R.S. Employer Identification No.)
                                 37771-0230
                                 (Zip Code)

Registrant's telephone number, including area code:  (423) 986-1300

      Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [x]   No [ ]

      Indicate by mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or (15d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes [x]   No [ ]

The number of outstanding shares of the registrant's Common
Stock, par value $5.00 per share, was 466,755 on November
11, 1996.

                     FORM 10-QSB
                                    Index
                                                                      Page
                                                                     Number
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1996 and December 31, 1995. . . . . . . . . . . 3

            Condensed Consolidated Statements of Income for the
            nine months ended September 30, 1996 and 1995 . . . . . . . . 4

            Condensed Consolidated Statements of Cash
            Flows for the nine months ended September 30, 1996
            and September 30, 1995. . . . . . . . . . . . . . . . . . . . 5

            Notes to Condensed Consolidated Financial Statements. . . . 6-7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . . . . . .8-14

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .15

    Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . .15

    Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . .15

    Item 4. Submission of Matters to a Vote
            of Securities Holders . . . . . . . . . . . . . . . . . . . .15

    Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .15

    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 15-16

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                    Condensed Consolidated Balance Sheets

                                 (Unaudited)
                               (In Thousands)

                                                September 30, December 31,
                                                    1996          1995
-ASSETS-
 Cash and Due from Banks                            $ 3,708     $ 2,426
 Federal Funds Sold                                   1,700       8,300
    Total Cash and Cash Equivalents                   5,408      10,726

 Certificate of Deposit in Other Banks                  -0-         100
 Investment Securities Available for Sale            11,576       8,478

 Loans                                               56,156      45,155
 Less:  Unearned Interest                              (974)       (868)
        Unearned Loan Fees                              (64)        (44)
        Allowance for Loan Losses                      (551)       (434)
    Net Loans                                        54,567      43,809

 Premises and Equipment (Net)                         3,407       3,089
 Other Assets                                           526         544

TOTAL ASSETS                                        $75,484     $66,746

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                             $10,434     $ 8,023
   Interest Bearing                                  58,621      52,503
    Total Deposits                                   69,055      60,526

 Other Liabilities                                      462         642
    Total Liabilities                                69,517      61,168

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   466,755 (424,379 in 1995)                          2,334       2,122
  Additional Paid-In Capital                          3,427       2,579
  Retained Earnings (Deficit)                           336         888
  Unrealized Gain (Loss) on Securities                 (130)        (11)
   Total Stockholders' Equity                         5,967       5,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $75,484     $66,746

See accompanying notes to financial statements.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Income

                                 (Unaudited)






                               (In Thousands Except per Share Information)
                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                1996        1995          1996       1995
INTEREST INCOME:
 Loans                         $1,334      $1,057        $3,772     $2,976
 Investment Securities and CDs    193         136           543        387
 Federal Funds Sold                27          71           199         89
  Total Interest Income         1,554       1,264         4,514      3,452

INTEREST EXPENSE                  732         619         2,181      1,561

  Net Interest Income             822         645         2,333      1,891

PROVISION FOR LOAN LOSSES          75          28           193         93

 Net Interest Income After

  Provision for Loan Losses       747         617         2,140      1,798

OTHER INCOME                      105          92           307        269

OPERATING EXPENSES                555         476         1,615      1,403

INCOME BEFORE INCOME TAX          296         233           832        664

INCOME TAXES                      115          93           324        252

NET INCOME                     $  181      $  140        $  508     $  412

EARNINGS PER SHARE             $ 0.39      $ 0.34        $ 1.10     $ 0.98











See accompanying notes to financial statements.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In Thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                            (Unaudited)
                                                           1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $    508   $   415
 Adjustments to Reconcile Net Cash Provided
  by (Used in) Operating Activities:
   Provision for Loan Losses                                 193        93
   Depreciation                                              105       124
   Amortization                                                3         3
   Increase (Decrease) in Unearned Interest/Loan Fees        126       132
   Amortization of Premiums (Discounts) on
    Investment Securities and CDs, Net                        13         8
   FHLB Stock Dividends                                      (14)      (23)
   (Increase) Decrease in Other Assets                        89       198
   Increase (Decrease) in Other Liabilities                 (180)      232
    Total Adjustments                                        337       540
     Net Cash Provided by Operating Activities               842     1,182

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturity of CD                                100       -0-
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities                      3,674     2,385
 Purchase of Investment Securities                        (6,963)   (3,888)
 Increase in Loans                                       (11,077)   (4,945)
 Purchase of Premises and Equipment                         (423)     (788)
     Net Cash Used in Investing Activities               (14,689)   (7,236)
NET CASH USED IN INVESTING ACTIVITIES
 Increase in Deposits                                      8,529     9,148
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (5,318)    3,094
CASH AT BEGINNING OF PERIOD                               10,726     4,187
CASH AT END OF PERIOD                                   $  5,408   $ 7,281
Supplementary Disclosure of Cash Flow Information:
 Cash Paid During the Year For:
  Interest                                              $  2,162   $ 1,561
  Income Tax                                            $    435   $   254
Supplementary Disclosure of Noncash Investing Activities:
 Change in Net Unrealized Loss on Investment Securities $    119   $   251
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities              $     73   $    95
 Change in Unrealized Loss on Investment Securities     $    192   $   156
 Issuance of Common Stock Dividend:
  Par                                                   $    212   $   -0-
  Capital in Excess of Par Value                        $    848   $   -0-
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                                         $  1,060   $   -0-

See accompanying notes to financial statements.

              FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         September 30, 1996 and 1995

NOTE 1 - ORGANIZATION AND BUSINESS

First Central Bancshares, Inc. (the Company) was incorporated in 1993 for the purpose of becoming a one bank holding company. On April 3, 1993, the Company acquired 100% of First Central Bank (the Bank) through a share exchange agreement approved by the shareholders of the Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The consolidated financial statements include the accounts of First Central Bancshares, Inc. and its wholly owned subsidiary, First Central Bank. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1996 the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400.

NOTE 4 - ACCOUNTING POLICY CHANGES

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized. This Statement was adopted by the Bank on January 1, 1996 and had no impact on the consolidated financial statements.

In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amends SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchased transactions. A mortgage banking enterprise that acquires mortgages servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights and the loans based on their relative fair values. The Statement also requires that the capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights.

This statement was adopted by the Bank on January 1, 1996 and had no impact on the consolidated financial statements as of and for the nine months ended September 30, 1996 because no loans were sold during that period. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this Statement is prohibited.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Neither the Company nor the Bank currently has an employee stock compensation plan, therefore, the Statement had no impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BALANCE SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30, 1996 TO DECEMBER 31, 1995

Assets totalled $75.5 million as of September 30, 1996, as compared to $66.7 million as of December 31, 1995, an increase of 13%.

INVESTMENT SECURITIES

Investment securities were $11.6 million or 15% of total assets, as of September 30, 1996, an increase of $3.1 million from $8.5 million as of December 31, 1995. During the nine-month period there were $924,000 in calls and maturities, $2.75 million in principal paydowns offset by the purchase of $6.9 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 18% of the portfolio as of September 30, 1996 and 25% as of December 31, 1995.

As of September 30, 1996 and December 31, 1995, the Bank's entire investment portfolio was classified as available for sale and reflected on the balance sheet at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately $130,000 as of September 30, 1996 ($11,000 as of December 31, 1995), a change of approximately $119,000 from December 31, 1995, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first nine months of 1996, total gross loans outstanding increased by approximately $11.0 million to $56.2 million as of September 30, 1996, from $45.2 million as of December 31, 1995 attributable primarily to $25.6 million in originated loans offset by amortization and payoffs. As of September 30, 1996 and December 31, 1995, net loans outstanding represented 73% and 66% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of June 30, 1996 and December 31, 1995.

Table 1 - Loan Portfolio by Category
                                                         (In Thousands)
                                                     June 30,  December 31,
                                                       1996        1995
Loans secured by real estate:
 Commercial properties                               $16,123     $ 8,742
 Construction and land development                     9,206       6,163
 Residential and other properties                     15,949      17,154
  Total loans secured by real estate                  41,278      32,052
 Commercial and industrial loans                       5,109       3,928
 Consumer loans                                        8,767       8,078
 Other loans                                           1,002       1,090
                                                      56,156      45,155
 Less:  Allowance for loan losses                       (551)       (434)
        Unearned interest                               (974)       (868)
        Unearned loan fees                               (64)        (44)
                                                     $54,567     $43,809

As of September 30, 1996, there were outstanding commitments to advance construction funds and to originate loans in the amount of $5.3 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $13.3 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio.
As of September 30, 1996 and December 31, 1995, the allowance had a balance of approximately $551,000 and $434,000, respectively. There were no loans on which the accrual of interest had been discontinued as of September 30, 1996, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve


                                          9-30-96    % to  9-30-95    % to
Balance applicable to:                    $ Amount  Total  $ Amount  Total

Commercial, financial, and agricultural     $ 56     10.2%   $ 36      8.8%
Real Estate - Construction                    90     16.3%     53     13.0%
Real Estate - Mortgages                      191     34.6%    167     40.9%
Installment - Consumers                       76     13.8%     73     17.9%
Other                                         11      2.0%     10      2.5%
Other Unallocated                            127     23.1%     69     16.9%

Total                                       $551   100.00%   $408   100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                             9-30-96  9-30-95

Balance, at beginning of period                               $434     $369

Charge-offs:
Commercial, financial, and agricultural                          7       10
Real estate - construction                                     -0-      -0-
Real estate - mortgage                                           6      -0-
Installment - Customers                                         89       49
Other                                                          -0-      -0-

Recoveries:
Commercial, financial, and agricultural                          6      -0-
Real estate - construction                                     -0-      -0-
Real estate - mortgages                                        -0-      -0-
Installment - consumers                                         20       11
Other                                                          -0-      -0-

Net charge-offs                                                 76       48
Additions to loan loss reserve                                 193       93
Balance at end of period                                      $551     $414

Ratio of net charge-offs to average loans outstanding        0.15%    0.12%

DEPOSITS

Deposits increased by $8.5 million to $69.0 million as of September 30, 1996 from $60.5 million as of December 31, 1995. Demand deposits, which include regular savings money market, NOW and demand deposits, were $28.2 million, or 41% of total deposits, at September 30, 1996. Core deposits were 36% of total deposits at December 31, 1995. During the nine-month period, the Bank was successful in increasing total demand deposits by $6.2 million. Certificate accounts were $40.8 million at September 30, 1996, an increase of $2.3 million over the $38.5 million as of December 31, 1995. Table 4 summarizes the Bank's deposits by major category as of September 30, 1996 and December 31, 1995.

Table 4 - Deposits by Category
                                                      (In Thousands)
                                                September 30,  December 31,
                                                    1996           1995
Demand Deposits:
 Noninterest-bearing accounts                       $10,434       $ 8,023
 NOW and MMDA accounts                               14,466        10,443
 Savings accounts                                     3,346         3,592
  Total Demand Deposits                              28,246        22,058

Term Deposits:
 Less than $100,000                                 $32,222       $29,071
 $100,000 or more                                     8,587         9,397
                                                     40,809        38,468

                                                    $69,055       $60,526
CAPITAL

During the nine month period ended September 30, 1996, stockholders' equity increased by $389,000 to $6.0 million, due to net income for the period $508,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of September 30, 1996, the Bank held $11.6 million in available-for-sale securities and during the first nine months of 1996 the Bank received $3.3 million in principal payments on its investment portfolio. Deposits increased by $8.5 million during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 1996, the Bank had no repurchase agreements outstanding.

As of September 30, 1996, the Bank had capital of $6.0 million, or 7.9% of total assets, as compared to $5.6 million, or 8.4%, at December 31, 1995. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital
                                            (Dollars in Thousands)
                                                                 Minimum
                                    September 30, December 31,  Regulatory
                                        1996          1995        Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                   11%         11%         4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                   12%         12%         8.00%

Leverage Ratio                              8%          8%      Up to 5.00%

Total Risk-Weighted Assets               $56,349     $49,111

As of September 30, 1996 and December 31, 1995, the Bank exceeded all of the minimum regulatory capital ratio requirements.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND
1995

GENERAL

The Bank reported net income of $508,000 or $1.10 per share for the nine month period ended September 30, 1996 as compared with $412,000 or $0.9809 per share for the same period in 1995.

NET INTEREST INCOME

Net interest income increased by $442,000 to $2.3 million, for the nine month period in 1996 from the comparable period in 1995. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 9.02% totalled $66.7 million as of September 30, 1996. In comparison in 1995, average interest earning assets, at a yield of 9.16%, totalled $50.2 million.

Total interest income increased by $1.06 million for the nine month period in 1996 compared to the same period in 1995. This improvement is primarily attributable to an increase of approximately $16.5 million, or 33%, in the volume of average earning assets during the nine month period ended
September 30, 1996 compared to the nine month period ended September 30, 1995. Interest income on loans increased by $796,000 over the same two periods primarily as a result of an increase of approximately $9.9 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased by $156,000 due to an increase of approximately $3.6 million or 49% in the volume of investments during the nine month period. Interest income on Federal Funds Sold increased by $110,000 due to an increase of approximately $2.9 million in average Federal Funds Sold outstanding during the nine month period as compared to $2.1 million during the same period in 1995.

Total interest expense increased $620,000 for the nine month period ended September 30, 1996 compared to the same period in 1995. Interest on deposits increased by $625,000 as a result of slightly higher weighted average rates paid on deposits, but primarily to an increase in deposit balances. Interest paid on Federal Home Loan Bank advances for the two comparable periods was unchanged. The average rate on interest-bearing liabilities increased to 5.18% for the nine month period in 1996 from 5.00% in the comparable period of 1995.

Table 6 - Average Balances, Interest and Average Rates

                             9-30-96       (in thousands)     9-30-95
                        Average           Average Average           Average
                       Balance  Interest    Rate  Balance  Interest   Rate
Assets:
Federal Funds Sold     $ 5,046   $   199    5.26% $ 2,123    $   89   5.59%
Investments:
Securities--Taxable     11,103       543    6.52%   7,460       387   6.92%
Non-Taxable                -0-       -0-     N/A                       N/A
Total Loans, Including
 Fees                   50,555     3,772    9.95%  40,641     2,976   9.76%
Total Interest Earning
 Assets                 66,704     4,514    9.02%  50,224     3,452   9.16%

Cash and Due From Banks   2,484                     2,311
All Other Assets          3,731                     3,385
Loan Loss Reserve/
 Unearned Fees          (1,412)                    (1,243)

TOTAL ASSETS           $71,507                    $54,677

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits          $41,641    $1,834    5.87% $29,436    $1,249   5.66%
Other                   14,413       344    3.18%  12,003       304   3.38%
FHLB Advances               47         3    8.51%      48         3   8.33%
Federal Funds Purchased    -0-       -0-     N/A      104         5   6.41%
Total Interest-Bearing
 Liabilities            56,101     2,181    5.18%  41,591     1,561   5.00%

Non-Interest Bearing
 Deposits                9,149                      7,457
Total Cost of Funds                         4.46%                     4.24%
Net Interest Income                2,333                      1,891
All Other Liabilities      501                        420
Stockholders Equity      5,852                      5,203
Unrealized Gain/Loss on
 Securities                (96)                       (84)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY   $71,507                    $54,677

Net Interest Yield                          3.84%                     4.16%
Net Interest Margin                         4.66%                     5.02%


Table 7 - Interest Rate Sensitivity

(In Thousands)                              September 30, 1996
                                   Less  One Year Greater    Non-
                                   Than  Through   Than    Interest
                                  1 Year  5 Years 5 Years  Bearing   Total
Asset:
Federal Funds Sold              $  1,700                            $ 1,700
Investments                          981  $ 5,443 $ 5,152            11,576
Loans - Fixed Rate                11,831   26,779      69            38,679
Floating Rate                     17,407       70                    17,477
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                                6,063    6,063

                                  31,919   32,292   5,221    6,063   75,495

Liabilities and Stockholders Equity:
Interest-Bearing Deposits         50,629    7,978     -0-            58,607
Non-Interest Bearing Deposits                               10,445   10,445
FHLB Advances                                          46                46
Noninterest Bearing Liabilities
 and Stockholders Equity                                     6,397    6,397

Total                             50,629    7,978      46   16,842   75,495

Interest Rate Sensitivity Gap    (18,710)  24,314   5,175  (10,779)       0

Cumulative Interest Rate
 Sensitivity Gap                $(18,710) $ 5,604 $10,779 $    -0-  $   -0-

OTHER INCOME

Total other income was $307,000 for the nine month period ended September 30, 1996 as compared to $269,000 for the same period in 1995, an increase of $38,000. Other income is comprised primarily of customer service fees and other items. Contributing to the increase in other income was a modest growth of $42,000 in checking service fees and NSF charges resulting primarily from an increase in the number of checking accounts.


OPERATING EXPENSES

Total operating expenses were $1,612,000 annualized 3.01% of average total assets, for the nine month period ended September 30, 1996 as compared to $1,403,000, or 3.42%, for the same period in 1995. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods as a result of the addition of a new branch in Farragut, Tennessee during the second quarter of 1995. Deposit insurance expense decreased approximately $45,000 when comparing the two periods due to the reduction of Federal Deposit Insurance Corporation (FDIC) premiums.

INCOME TAXES

The Bank recognizes income taxes under the asset and liability method established in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Bank's deferred tax asset is reviewed quarterly and adjustments to such asset are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such asset.

During the nine month period ending September 30, 1996, the Bank recorded $327,000 in tax expense which resulted in an approximate effective rate of 39%. Comparably, in 1995, the Bank recorded $252,000 in tax expense, resulting in an approximate effective rate of 38%.

BRANCH ACTIVITY

During the third quarter ended September 30, 1996 the Bank opened a loan production office in Oak Ridge, Tennessee. Oak Ridge is in Anderson county which is an adjacent county to Loudon county, where the main office is located. Management expects loan fees and interest to increase as a result of the new office. Also during the third quarter, the Bank completed the renovation and expansion of it's Loudon branch which should better serve that community.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 1 - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.
Item 2.  Changes in Securities
         None.
Item 3.  Defaults Upon Senior Securities
         None.
Item 4.  Submission of Matters to a Vote of Security Holders
         None.
Item 5.  Other Information
         None.
Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits 27 - Financial Data Schedule.

                    Exhibit 27 - Financial Data Schedule

9-30-96
Amount (In Thousands)


Cash                                                                 $3,708
Interest-Bearing Deposits                                               -0-
Federal Funds Sold                                                    1,700
Trading Assets                                                          -0-
Investments AFS                                                      11,576
Investments HTM                                                         -0-
Investments-Market                                                      -0-
Loans, Net of Unearned Fees and Interest                             55,118
Allowance for Losses                                                    551
Total Assets                                                         75,484
Deposits                                                             69,055
Short-Term Borrowings                                                   -0-
Other Liabilities                                                       462
Long-Term Debt                                                          -0-
Preferred Stock-Mandatory                                               -0-
Preferred-Non Mandatory                                                 -0-
Common Stock                                                          2,334
Other Stockholders Equity                                             3,427
Total Liab.-Stockh. Equity                                           75,495
Interest on Loans                                                     3,772
Interest on Investments                                                 543
Other Interest Income                                                   199
Total interest Income                                                 4,514
Interest on Deposits                                                  2,178
Total Interest Expense                                                2,181
Net Interest Income                                                   2,333
Provision-Loan Losses                                                   193
Securities-Gain/Loss                                                    -0-
Other Expenses                                                        1,615
Income Before Tax                                                       832
Income Before Extraordinary                                             508
Extraordinary Less Tax                                                  -0-

Cumul. Change Acct. Principal                                           -0-
Net Income                                                              508
Earnings Per Share-P                                                   1.10
Earnings Per Share-D                                                   1.10
Net Interest Yield-EA                                                  3.84
Loans-Non Accrual                                                       -0-
Loans Past Due > 90 Days                                                 53
Troubled Debt Restructuring                                             -0-
Potential Problem Loans                                                 -0-
Allowance-Beginning                                                     434
Total Charge-Offs                                                       102
Total Recoveries                                                         26
Allowance End of Period                                                 551
Loan Loss-Domestic                                                      424
Loan Loss-Foreign                                                       -0-
Loan Loss-Unallocated                                                   127



(b)   Reports on Form 8-K, None.

                               FORM IO-QSB(A)

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 FIRST CENTRAL BANCSHARES, INC.

Date:  _______    By: ____________________________________________________
                      Ed. F. Bell Chairman, President and Chief Executive
                      Officer


Date:  _______    By: ____________________________________________________
                      Willard D. Price Executive Vice President and Chief Financial Officer