Form 10KSB
period 1996-12-31
FIRST CENTRAL BANCSHARES INC
filed 1997-04-11
CIK 897979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

      [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                                     OR
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year was $6,601,184.

At January 27, 1997, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $14,002,650. Shares were traded between individuals on that date at a reported price of $30 per share.

As of January 27, 1997, issuer had 466,755 shares of its $3.00 par value common stock outstanding.

                                   PART I

Item 1. Description of Business

(a) Business Development

First Central Bancshares, Inc. (the "Company") is a one bank holding company for First Central Bank (the "Bank"). The formation was approved by the stockholders of the Bank on March 18, 1993. On April 6, 1993 the Bank became a wholly owned subsidiary of the Company with the exchange of one share of Bank common stock (385,819 shares) for one share of common stock of the Company.
On January 20, 1994 the Company paid a stock dividend of 38,560 shares, this increased the outstanding shares to 424,379. The Company also paid a stock dividend of 42,376 shares on February 15, 1996; this brought the total outstanding shares to 466,755.

(b) Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and three branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, and one located in Farragut, Knox County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts; and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Most and Cirrus network machines.

The Farragut office in Knox County opened in May of 1995 and has proven to be a very successful addition to the Bank. The competition includes four other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include twelve commercial banks and seven savings banks/savings and loan associations. A new commercial bank opened in Anderson County in 1995 and is the smallest in terms of asset size. First Central is the second smallest in asset size and remains the fastest growing institution in Loudon County, and the above-described market area. The Bank plans to expand its operations into Roane County with the opening of a full service branch in Kingston planned for 1997.

The Company is subject to regulation by the Federal Reserve Bank (FRB) and the Securities and Exchange Commission (SEC). The Bank is subject to regulation by the Department of Financial Institutions of the State of Tennessee (TDFI) and Federal Deposit Insurance Corporation (FDIC).

As a Bank Holding Company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or to merge or consolidate with any other bank holding company. The Federal Reserve Board may not approve such acquisition, merger or consolidation that would have anticompetitive effects or that would permit a bank holding company to acquire a bank outside of the holding company's principal state of operations unless the statutes of the second state expressly permit the acquisition.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring or retaining more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks and other subsidiaries authorized by the Bank Holding Company Act or providing services to them. The Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company of any company whose activities have been determined by the Federal Reserve Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. It also regulates changes in the control of bank holding companies and the ability to proscribe the payment of dividends by banks and banks and bank holding companies. The Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

The Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"), signed into law in 1989, amended provisions of the Bank Holding Company Act to specifically authorize a bank holding company, upon receipt of appropriate approvals from the Federal Reserve Board and the Director of the Office of Thrift Supervision ("OTS"), to acquire control of any savings association or holding company thereof wherever located. A savings and loan holding company may not acquire control of a bank. Pursuant to rules promulgated by FIRREA, a savings association acquired by a bank holding company (i) may, so long as it continues to meet the qualified thrift lender test, continue to branch to the same extent as permitted to their nonaffiliated savings associations similarly chartered in the state, and (ii) may not continue any nonbanking activities not authorized for bank holding companies. Savings associations acquired by a bank holding company may, if located in a state where the holding company is legally authorized to acquire a bank, be converted, to the extent permitted by state law, to the status of a bank but deposit insurance assessments and payments continue to be paid by the association to the Savings Association Insurance Fund of the FDIC. A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Under certain circumstances, a savings association acquired by a bank holding company may be merged with an existing bank subsidiary of a holding company.

The Company is also a bank holding company under the Bank Structure Act of 1974. A bank holding company whose principal place of business is within the State of Tennessee is allowed to enter any and all counties in the State through acquisitions of existing banks. However, a bank holding company may not acquire any of the shares of a bank in Tennessee unless such bank has been in operation for at least five (5) years, except in certain circumstances. A bank holding company is prohibited from acquiring any bank in Tennessee as long as banks which the holding company controls retain sixteen and one-half (16.5)% percent or more of the total individual, partnership or corporate demand and savings deposits in all banks in Tennessee as reported annually by the FDIC.

Tennessee law provides that any out-of-state holding company may acquire a Tennessee bank holding company or a Tennessee Bank with the approval of the Commissioner of the Department of Financial Institutions of the State of Tennessee (the "Commissioner") if the laws of the state in which the out-of-state bank holding company has its principal office permit such bank holding company to acquire or be acquired by Tennessee bank holding companies. The Tennessee banks or bank holding companies to be acquired must have been in existence for more than five years.

The Riegel-Neal Interstate Banking and Branching Efficiency Act, which was effective September 29, 1995, allows bank holding companies to acquire banks in any state which will negate the reciprocal bank acquisition statutes currently in place in Tennessee. Under Riegel, banks will be allowed to branch across state lines in June 1997. States may opt out of interstate branching by passing a statute by May 31, 1997, forbidding such activity. Legislation is to be proposed in Tennessee to permit interstate branching beginning June
1, 1997 and permit banks to control up to thirty (30%) percent of the deposit base in Tennessee as opposed to the current sixteen and one-half (16.5%) percent limitation. The legislation would retain the five (5) year limitation for acquisition.

Compliance with environmental laws has not directly impacted the Company or Bank. However, compliance has impacted the lending functions of the Bank to commercial business customers. All commercial loans require an environmental assessment at varying levels of expertise.

As of December 31, 1996, the Bank employed 32 salaried persons and 9 hourly persons.

(b)(1) Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

See Schedule I (Attached)

(b)(2) Investment and Loan Portfolio Maturities and Sensitivities to Changes in Interest Rates

See Schedule III (Attached)

(b)(3)  Risk Elements

See Item 6 - Management's Discussion and Analysis or Plan of Operation and
Schedule V - Nonperforming Assets.

(b)(4)  Summary of Loan Loss Experience

See Schedule VI - Analysis of Loan Loss Reserve and Schedule VII - Allocation of the Loan Loss Reserve (Attached).

(b)(5)  Deposits

See Item 7 - Financial Statements and Schedule I (Attached)

(b)(6)  Return on Equity and Assets

See Item 6 - Management's Discussion and Analysis or Plan of Operation and
Schedule VIII - Return on Assets and Equity.

(b)(7)  Short-Term Borrowings

None.

Item 2. Description of Property.

(a) Location of Property

As detailed in Item 1, the Bank operates office in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee, and Farragut, Knox County, Tennessee. The main office in Lenoir City is a new, modern facility containing approximately 10,000 square feet and was occupied in January of 1993. The Loudon office is a modern facility which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a new, modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet.

(b) Investment Policies

(1) The Bank and Company do not invest in real estate other than for property from which to conduct its operations.

(2) The Bank makes mortgage loans for single family dwellings, commercial properties, unimproved land, and developmental property. These mortgage loans may be first or second mortgages and are serviced and held by the Bank. The Bank may also from time to time purchase government agency bonds secured by mortgages and backed and/or guaranteed by governmental agencies. These agency bonds may include Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association.

(3) No investment is made in securities of or interest in persons engaged in real estate activities.

(c) Description of Real Estate and Operating Data

(1) The Company has its principal offices in its headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties which house the branches at Loudon and Tellico Village, Loudon, Tennessee, and at Farragut, Tennessee. The Bank holds an operating lease on an office in Oak Ridge, Tennessee for the purpose of a loan office, which was not in operation as of December 31, 1996. None of the properties amount to ten (10%) percent of total assets and none are encumbered.

Item 3. Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1996.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

The stock of the Company is not publicly traded on any exchange or market. The stock is traded between individual stockholders only. The stock was issued in a one for one share exchange with the Bank stockholders when the Bank was merged with the Company on April 6, 1993. The price for the traded stock is set between the individuals. However, Company officials believe that the stock has traded from a low of $21.00 per share to a high of $30.00 per share between January 1996 and the date of this report as per individuals who have sold and/or purchased stock.

(b) Holders

The Company has approximately six hundred and twenty (620) shareholders of common stock.

(c) Dividends

In February 1996 the Company distributed a ten (10%) percent dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400.

Item 6. Management's Discussion and Analysis or Plan of Operation

First Central Bancshares, inc., is a one-bank holding company which owns 100% of the outstanding stock of First Central Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The following represents a narrative analysis of the financial condition and operational results of the company and its subsidiary bank for 1996. For a more complete understanding of this narrative, please refer to the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report.

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 1996 total assets increased 12.1% from December 31, 1995. Federal Funds sold decreased significantly due to strong loan growth and resulted in a net decrease of 82.8% at December 31, 1996 over December 31, 1995. Investment securities increased 30.5% from December 31, 1995 as the market was conducive to longer term investment as opposed to the short term federal funds.

Net loans increased 26.8% as the Bank continued to enjoy good loan demand. Real estate loan demand remained strong, particularly in commercial properties. Construction and land development loans increased by 26.2%. Commercial and non-residential properties increased by 80.1%, with residential mortgage loans and other properties decreasing by 2.0%. Consumer and other loans increased 26.8% and commercial loans increased by 32.7%.

Management has continued to increase the loan loss reserve prudently with the growth of loans. The adequacy of the loan loss reserve is evaluated monthly by management and quarterly by the board of directors. The reserve for loan losses was increased 29.6% and remains approximately 1% of net loans outstanding. Nonperforming assets decreased by 69.2% from 1995. This resulted in nonperforming loan ratios of .007% of total loans at 12/31/96 and .O3% at 12/31/95. Coverage of loan loss reserve to nonperforming assets was 140x and 33x respectively for '96 and '95. Total nonperforming assets to total assets were .005 at 12/31/96 and .02% at 12/31/95. The non-performing ratios all remain insignificant. Past dues of thirty (30) days or more but less than ninety (90) days total .55% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will remain very low.

As noted earlier, net investment securities increased 30.5%. The total net securities are accounted for under Financial Accounting Standard (FAS) 115 [See notes to consolidated financial statements]. All securities are in Government or Government agency issues. Also the Bank increased by 10.2% its investment in Federal Home Loan Bank of Cincinnati stock due to growth assets, real estate loans and through stock dividends.

Net investment in premises and equipment increased 8.9% due primarily to a complete renovation of the Loudon Office. Other assets increased 25.6% due to an increase in accrued interest receivable and an increase in deferred income tax.

Deposit increases of 12.1 % reflect continued steady growth with the Farragut office continuing to be a major factor. Demand deposit growth increased 35.3% as opposed to a decrease in time deposits of 1.1 %. Non-interest bearing demand deposits increased 18.4% and interest bearing demand deposits increased 45.0% The strong increase in these deposits reflects the offering of a new money market product that produced new money as well as the transfer of money from certificates of deposit which accounts for the decrease in time deposits. Time deposits under $100,000 decreased .05% while time deposits over $100,000 decreased by 4.5%. Other liabilities increased 2.0%

Liquidity, which is the company's ability to mobilize cash to meet operating needs, was down from the prior year. This decrease resulted primarily from reallocation of funds from federal funds sold and short term investments to loans and investments as noted previously. The liquidity ratio at year end was 17.31%. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long term credit advances. Also, the Bank may enter into repurchase agreements should the need for additional liquidity arise again. The liquidity ratio has already been improved to 20%+. Cash and due from accounts increased by 13.9%. Net unrealized losses on investments increased by 195.9%. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising rate environment.

The Company and Subsidiary had an increase of 52.6% in net income for 1996 as compared to an increase of 3.2% for 1995. The return on average assets (ROAA) for the year was 1.05% versus .89% for 1995. The return on equity (ROE) was 12.90% versus 9.42% for 1995.

Net interest income increased by 27.5% while total interest income increased by 29.3%. Interest income is composed of the following: loan income which increased by 28.3%; investment securities income which increased by 36.4%, and federal funds sold income which increased 28.3%. Interest expense increased by 31.2%. The components of interest expense include interest on NOW accounts and money market accounts which increased 31.8% due to the previously mentioned new money market product; savings accounts which increased 1.3%; and certificates of deposits which increased 32.9%. This increase in interest expense reflects the higher interest rates experienced during 1996, as well as the increase in the growth of money market deposit accounts. This situation resulted in a net interest margin of 4.58% versus a margin of 4.62% for 1995. This net interest margin trend reflected the increase in rates on interest bearing liabilities of 31.2% while the interest on earning assets increased 29.3%.

Non-interest income increased 15.5%. Service charge income is the largest component of non-interest income and increased 25.8% as deposit accounts continued to grow.

Non-interest expense increased 12.7% Salaries and benefits, data processing fees and occupancy expense account for the largest components of non-interest expense and all increased moderately. Salaries and benefits increased by 18.7% due to the addition of employees and normal salary increases. Data processing increased 8.7% as a result of continued growth in deposits and loans. Occupancy expense/F&E depreciation and maintenance expenses increased by 22.2% Salaries and benefits, processing and fixed asset costs will continue to increase as deposits grow and a new planned full service office is opened in 1997.

CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31,1993. The Company issued 38,560 shares of stock in 1994 in the form of a stock dividend to shareholders. The Company also issued 42,376 shares of stock in the form of a stock dividend in 1996.

Total capital was $5.6 million at December 31,1995. Total Tier I capital was $6.0 million. Total capital at December 31,1996 was $6.3 million and Tier I capital was $6.9 million. Risk based capital guidelines as defined by the banking regulators require the Bank to maintain minimum total capital ratios of 8 % to riskweighted assets, Tier I capital of 4%, and Tier I capital to average assets of 3%. The Bank maintained total capital of 10.9% at 12-31-96 and 11.2% at 12-31-95. Tier I capital was 11.97 and 12.1 for 1996 and 1995 respectively. Tier I capital to average assets was 9.270 at 12-31-96 and 10.2% at 12-31-95. The Bank exceeded all of the minimum capital ratio requirements in the years discussed and management believes that the capital position is more than adequate to support the operations of the company and subsidiary bank.

REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state-chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFlI and the Federal Deposit insurance Corporation (FDIC). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and Securities and Exchange Commission (SEC).

In 1993, the shareholders of the Bank approved the formation of a single-bank holding company and a plan for the exchange of one share of bank stock for one share of holding company stock. This transaction was accomplished April 6,1993. The Bank had an agreement with TDFI and FDIC not to declare or pay any cash dividends for the first three years of existence. The Company has now passed that three year threshold and will address dividends according to the established dividend policy. As noted previously, the Company declared and paid a stock dividend in 1994 of 38,560 shares which represented a dividend of 10%. The company also paid a stock dividend of 42,376 shares in 1996.

Beginning in 1993, FDIC deposit insurance premiums were assessed based on the financial soundness (including capital adequacy) and the risks inherent in the Bank. The premiums ranged from $.23 per $100 of deposits to $.31 per $100. The Bank was assigned the rate of $.23 per $100 for 1993 and 1994. In 1995, the rate was lowered to a range of $.04 to $.31 for assessments when the Bank insurance Fund (BIF) reached 1.25% of total bank domestic deposits in the third quarter.

This rate was further reduced to a minimum of $500 at year end. This significantly reduced the bank's costs for 1995 and 1996.

In March, 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for Impairment. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized. This Statement was adopted by the Bank on January 1, 1996 and had no impact on the consolidated financial statements.

In May, 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amends SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchased transactions. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. The statement also requires that the capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights., This statement was adopted by the Bank on January 1, 1996 and had no impact on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by the APB Opinion No. 25, Accounting for Stock issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire this stock. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Neither the Company nor the Bank currently has an employee stock compensation plan, therefore, the Statement had no impact on the consolidated financial statements.

In June, 1996, the FASB issued SFAS 125, Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities. In December, 1996, the FASB subsequently issued SFAS 127, Deferral of the Effective Date of Certain Provisions of FASB No. 125 as an amendment of FASB statement No. 125. The adoption of these FASB's are not expected to materially impact the consolidated financial statements.

[This report was prepared by Willard D. Price, Executive Vice President and Chief Financial Officer.]

Item 7. Consolidated Financial Statements and Financial Data Schedules

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY

Lenoir City, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996, 1995, and 1994

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY

                              TABLE OF CONTENTS






                                                                         PAGE
INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . . .12

CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . .13

CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . . . .14

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY. . . . . . . . .15

CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . 16-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . 18-29

INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended
December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.





                                                Certified Public Accountants
                                                February 14, 1997

                       FIRST CENTRAL BANCSHARES, INC.
                               AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                             As of December 31,      1996          1995
                                   ASSETS
Cash and Due From Banks                          $  2,764,463  $  2,426,182
Federal Funds Sold                                  1,430,000     8,300,000
  Total Cash and Cash Equivalents                   4,194,463    10,726,182

Certificates of Deposit in Other Banks                    -0-       100,000
Investments:
 Securities Available For Sale                     11,066,097     8,478,115
 Loans, Net                                        55,539,328    43,809,372
 Premises and Equipment, Net                        3,365,315     3,089,245
 Accrued Interest Receivable                          473,576       360,705
 Prepaid Expenses and Other                            70,969        91,464
 Deferred Income Tax Benefit                          137,227        90,486

TOTAL ASSETS                                      $74,846,975   $66,745,569

                           LIABILITIES AND EQUITY
LIABILITIES
Deposits:
 Demand                                           $29,852,289   $22,062,700
 Term                                              38,021,658    38,463,184
  Total Deposits                                   67,873,947    60,525,884

Advances From Federal Home Loan Bank                   45,291        47,291
Accrued Interest Payable                              330,963       314,798
Accrued Income Taxes                                  148,057       171,289
Other                                                 129,652       107,784
  Total Liabilities                                68,527,910    61,167,046

SHAREHOLDERS' EQUITY
 Common Stock - Par Value $5.00, Authorized 2,000,000
  Shares; Issued and Outstanding 466,755 Shares
  (424,379 Shares in 1995)                          2,333,775     2,121,895
 Capital in Excess of Par Value                     3,426,999     2,579,479
 Retained Earnings                                    591,812       888,474
 Shareholders' Equity Before Net Unrealized Loss
  on Investment Securities                          6,352,586     5,589,848
 Net Unrealized Loss on Investment Securities         (33,521)      (11,325)
  Total Shareholders' Equity                        6,319,065     5,578,523

TOTAL LIABILITIES AND EQUITY                      $74,846,975   $66,745,569









 The accompanying notes are an integral part of these financial statements.

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME





      For the Years Ended December 31,     1996         1995         1994

INTEREST INCOME
Loans                                    $5,062,850  $3,945,231   $3,041,936
Investment Securities and Certificates
 of Deposit in Other Banks                 729,119      534,512      442,075
Federal Funds Sold                         230,768      179,837       46,859
 Total Interest Income                   6,022,737     4,659,580   3,530,870

INTEREST EXPENSE                         2,926,849    2,231,678    1,421,669

NET INTEREST INCOME                      3,095,888    2,427,902    2,109,201

PROVISION FOR LOAN LOSSES                  211,500      115,000      113,000

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                         2,884,388    2,312,902    1,996,201

NONINTEREST INCOME
 Service Charges on Demand Deposits        384,746      305,767      264,726
 Loan Fees and Other Service Charges       176,494      176,427      156,252
 Gain on Sales of Investment Securities        -0-        4,858          797
 Other                                      17,207       13,589        9,070
  Total Noninterest Income                 578,447      500,641      430,845

NONINTEREST EXPENSE
 Salaries and Employee Benefits          1,142,994      963,218      755,467
 Occupancy Expense                         226,885      192,803      155,394
 Data Processing Fees                      197,935      182,031      152,470
 Furniture and Equipment Depreciation
   and Maintenance                         234,558      184,744      112,525
 Federal Insurance Premiums                 14,536       64,718       98,872
 Advertising and Promotion                  82,138      102,609       65,012
 Office Supplies and Postage                94,435       94,352       84,569
 Other                                     262,998      217,846      225,498
  Total Noninterest Expense              2,256,479    2,002,321    1,649,807

INCOME BEFORE INCOME TAXES               1,206,356      811,222      777,239

INCOME TAXES                               443,618      311,288      292,885

NET INCOME                              $  762,738   $  499,934   $  484,354

EARNINGS PER SHARE AMOUNTS              $     1.65   $     1.18   $     1.15






 The accompanying notes are an integral part of these financial statements.

                       FIRST CENTRAL BANCSHARES, INC.
                               AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            For The Years Ended December 31, 1996, 1995, and 1994

                                                       Net
                                                    Unrealized
                            Capital in                Loss on     Total
                  Common    Excess of    Retained   Investment Shareholders'
                  Stock     Par Value    Earnings   Securities    Equity
BALANCES,
JANUARY 1,
1994           $1,929,095  $2,280,639  $   395,826  $     -0-    $4,605,560
Net Effect of
 Converting to
 SFAS No. 115
 on January 1,
 1994                 -0-         -0-          -0-     (7,361)       (7,361)
Stock Dividend
 of 38,560
 Shares of
 Common Stock     192,800     298,840     (491,640)       -0-           -0-
Change in Net
 Unrealized Loss
 on Investment
 Securities           -0-         -0-          -0-   (182,569)     (182,569)
Net Income            -0-         -0-      484,354        -0-       484,354
BALANCES,
DECEMBER 31,
1994            2,121,895   2,579,479      388,540   (189,930)    4,899,984

Change in Net
 Unrealized Loss
 on Investment
 Securities           -0-         -0-          -0-      178,60    5 178,605
Net Income            -0-         -0-      499,934         -0-      499,934
BALANCES,
DECEMBER 31,
1995            2,121,895   2,579,479      888,474    (11,325)    5,578,523

Change in Net
 Unrealized Loss
 on Investment
 Securities           -0-         -0-          -0-    (22,196)      (22,196)
Stock Dividend
 of 42,376
 Shares of
 Common Stock     211,880     847,520   (1,059,400)       -0-           -0-
Net Income            -0-         -0-      762,738        -0-       762,738
BALANCES,
DECEMBER 31,
1996           $2,333,775  $3,426,999  $   591,812  $ (33,521)   $6,319,065




 The accompanying notes are an integral part of these financial statements.

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS


     For the Years Ended December 31,     1996          1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                           $    762,738  $   499,934  $   484,354
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
   Provision for Loan Losses               211,500      115,000      113,000
   Depreciation                            222,441      192,275      122,480
   Amortization                              4,460        4,460        4,460
   Deferred Income Tax (Benefit)           (33,140)     (35,009)     107,526
   Increase in Unearned Interest           434,666      122,456      109,607
   Increase in Unearned Loan Fees           17,990       19,353        1,147
   Amortization of Net Premiums on
    Certificates of Deposit in Other
    Banks and Investment Securities         17,302        8,074       43,677
   Federal Home Loan Bank Stock Dividends  (13,700)     (11,900)     (10,400)
   (Gain) on Sales of Investment Securities    -0-       (4,858)        (797)
   (Gain) on Sales of Foreclosed Real Estate   -0-         (733)         -0-
   (Increase) in Accrued Interest
    Receivable                            (112,871)     (70,850)     (68,174)
   (Increase) Decrease in Prepaid Expenses
    and Other                               16,035       (2,632)     (11,370)
   Increase (Decrease) in Accrued Interest
   Payable                                  16,165       92,536     (114,145)
   Increase (Decrease) in Income Taxes
    Payable                                (23,232)     257,827     (328,027)
   Increase in Other Liabilities            21,868       81,236        2,450
    Total Adjustments                      779,484      767,235      (28,566)
     Net Cash Provided by Operating
      Activities                         1,542,222    1,267,169      455,788

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Decrease in Certificates of
  Deposit in Other Banks                   100,000          -0-      570,000
 Investment Securities Available For Sale:
  Purchases                             (7,705,466)  (2,695,419)  (1,965,487)
  Principal Repayments on Mortgage-
   Backed Securities                       478,085      459,437      558,253
  Maturities                             4,600,000    1,400,000      250,000
  Sales                                        -0-      192,018      401,285
  Investment Securities Held to Maturity
  Purchases                                    -0-   (2,248,750)  (1,073,672)
  Maturities                                   -0-    1,750,000      250,000
  Increase in Loans                    (12,394,112)  (7,431,029)  (5,624,057)
  Net Purchases of Premises and
   Equipment                              (498,511)    (707,111)    (651,327)
     Net Cash Used in Investing
      Activities                       (15,420,004)  (9,280,854)  (7,285,005)



 The accompanying notes are an integral part of these financial statements.

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





     For the Years Ended December 31,     1996          1995         1994

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits                     7,348,063   14,554,437    6,982,155
Advances From Federal Home Loan Bank           -0-          -0-       50,000
Repayment of Federal Home Loan Bank
 Advances                                   (2,000)      (1,843)        (866)
     Net Cash Provided by Financing
      Activities                         7,346,063   14,552,594    7,031,289

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (6,531,719)   6,538,909      202,072

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                      10,726,182    4,187,273    3,985,201

CASH AND CASH EQUIVALENTS,
 END OF YEAR                          $  4,194,463  $10,726,182  $ 4,187,273

Supplementary Disclosures of Cash Flow
 Information:
  Cash Paid During the Year for:
  Interest                            $  2,910,684  $ 2,139,142  $ 1,535,814
  Income Taxes                        $    499,990  $    88,470  $   531,143

Supplementary Disclosures of Noncash
 Investing Activities:
  Acquisition of Foreclosed Real
   Estate                             $        -0-  $       -0-  $    22,022
  Sales of Foreclosed Real Estate by
   Origination of Mortgage Loans      $        -0-  $    20,755  $       -0-
  Transfer of Investment Securities
   From Held to Maturity to Available
   For Sale Category                  $        -0-  $ 2,090,422  $       -0-
  Change in Unrealized Loss on
   Investment Securities              $     35,797  $   288,069  $   306,339
  Change in Deferred Income Tax
   Associated With Unrealized Loss
   on Investment Securities           $     13,601  $   109,464  $   116,409
  Change in Net Unrealized Loss
   on Investment Securities           $     22,196  $   178,605  $   189,930
  Issuance of Common Stock Dividend:
   Par                                $    211,880  $       -0-  $   192,800
   Capital in Excess of Par Value     $    847,520  $       -0-  $   298,840
   Reduction in Retained Earnings
    Due to Issuance of Common Stock   $  1,059,400  $       -0-  $   491,640



 The accompanying notes are an integral part of these financial statements.

FIRST CENTRAL BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996, 1995, and 1994



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Company's subsidiary, First Central Bank (the Bank), provides a variety of banking services to individuals and business through its four branches in Lenoir City, Loudon, Tellico Village, and Farragut, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and installment loans.

Principles of Consolidation - The consolidated financial statements include the accounts of First Central Bancshares, Inc., a bank holding company, and its wholly owned subsidiary, First Central Bank. All significant intercompany balances and transactions have been eliminated.

Estimates - Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the southeastern United States, approximately $23,000 ($368,000 in 1995) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $18,000 ($16,000 in 1995) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $102,000 as of December 31, 1996 ($218,000 in 1995).

Federal Funds Sold - Federal funds sold consist of unsecured loans to three correspondent commercial banks located in the southeastern United States. These loans are repaid on the next business day.

Investment Securities - The Bank applies the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt Equity Securities (SFAS No. 115). In accordance with SFAS No. 115, the Bank has classified all of its investment securities in the available for sale category. These securities are carried at fair value based on quoted market prices. Any unrealized gain or loss is reported in the consolidated balance sheets as a component of shareholders' equity, net of any deferred tax effect.

Realized gains and losses on the sales of investment securities are based on the net proceeds and amortized cost of the securities sold, using the specific identification method.

See Note 2 for additional information on investment securities.


Recognition of Interest on Loans - Unearned interest on installment loans is recognized as income over the terms of the loans using a declining balance method. Interest on other loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees - Loan fees, net of initial direct costs related to initiating and closing loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation, computed principally using the straight-line method, is based on the following estimated useful lives:

      Buildings and Land Improvements15 to 40 years
      Leasehold Improvements7 to 31 years
      Furniture, Fixtures and Equipment5 to  7 years

Organization Costs - Organization costs incurred in the share exchange with the Holding Company totalled $22,305 and are being amortized over sixty months.

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 461,531, 424,379, and 422,266, as of December 31, 1996, 1995 and 1994, respectively.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and the conversion from the accrual basis of accounting for financial reporting purposes to the cash basis of accounting for tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.

NOTE 2 - INVESTMENT SECURITIES

The Bank applies SFAS No. 115 for its accounting for investment securities. The amortized cost and estimated fair value of investment securities as of December 31, 1996 and 1995 are as follows:
                                   Investment Securities Available for Sale
                                              Gross      Gross      Estimated
                                 Amortized  Unrealized Unrealized    Market
                                    Cost      Gains      Losses      Value
As of December 31, 1996:
 Debt Securities:
  U.S. Treasury Securities and
   Obligations of U.S. Government

   Corporations and Agencies    $ 8,978,541    $15,212  $(54,921) $ 8,938,832
  Mortgage-Backed Securities      1,930,923      1,949   (16,307)   1,916,565
                                 10,909,464     17,161   (71,228)  10,855,397
 Equity Security:
  Stock in Federal Home Loan
   Bank of Cincinnati, at Cost      210,700        -0-       -0-      210,700
                                $11,120,164    $17,161  $(71,228) $11,066,097

                                   Investment Securities Available for Sale
                                              Gross      Gross      Estimated
                                 Amortized  Unrealized Unrealized    Market
                                    Cost      Gains      Losses      Value
As of December 31, 1995:
 Debt Securities:
  U.S. Treasury Securities and
   Obligations of U.S. Government

   Corporations and Agencies     $6,136,410   $20,223   $(16,592) $ 6,140,041
  Mortgage-Backed Securities      2,171,274     4,256    (26,156)   2,149,374
                                  8,307,684    24,479    (42,748)   8,289,415
 Equity Security:
  Stock in Federal Home Loan
   Bank of Cincinnati, at Cost      188,700       -0-        -0-      188,700
                                 $8,496,384   $24,479   $(42,748) $ 8,478,115

The amortized cost and estimated market value of debt securities as of December 31, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale
                                                                   Estimated
                                                    Amortized        Market
                                                      Cost           Value
Due in One Year or Less                            $   518,606    $   515,785
Due After One Year Through Five Years                5,252,065      5,229,573
Due After Five Years Through Ten Years               5,138,793      5,110,039
 Total Debt Securities                             $10,909,464    $10,855,397

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

There were no sales of investment securities classified as available for sale during the year ended December 31, 1996 ($192,018 in 1995 and $401,285 in 1994). Accordingly, no gross gains or gross losses were realized for the year ended December 31, 1996 ($4,858 and $-0- in 1995, $797 and $-0- in 1994).

During 1995, in accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting Standards Board in November 1995, the Bank transferred U.S. Treasury Securities and Government Agency Securities with an amortized cost of $2,090,422 to its available for sale category. These securities had a net unrealized gain of approximately $8,000 on the date transferred. There were no transfers between categories during 1996 or 1994.

Investments with carrying values of approximately $1,433,000 and $965,000 were pledged to secure deposits of public funds as of December 31, 1996 and 1995, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial and consumer lending services to businesses and individuals primarily in the Loudon County area. A summary of loans is as follows:

                                                       1996          1995
Loans secured by real estate:
 Commercial properties                             $15,745,306   $ 8,742,093
 Construction and land development                   7,780,866     6,163,375
 Residential and other properties                   16,816,150    17,154,041
  Total loans secured by real estate                40,342,322    32,059,509
Commercial and industrial loans                      5,499,775     3,927,762
Consumer loans                                      10,719,368     8,077,898
Other loans                                            904,748     1,090,259
                                                    57,466,213    45,155,428

Less:  Allowance for Loan Losses                      (562,536)     (434,068)
       Unearned Interest                            (1,302,698)     (868,032)
       Unearned Loan Fees                              (61,651)      (43,956)
                                                   $55,539,328   $43,809,372

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they become payable. Outstanding letters of credit were approximately $3,717,000 and $1,774,000 as of December 31, 1996 and 1995, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $15,865,000 and $9,862,000 as of December 31, 1996 and 1995, respectively. Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 1996 and 1995, approximately $12,502,000 and $10,203,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.

Loans to executive officers, directors and their affiliates are as follows:

                                                           December 31,
                                                       1996          1995
Loans at beginning of year                          $1,986,885    $1,901,887
 Disbursements                                         279,077       990,473
 Repayments                                           (352,763)     (905,475)
Loans at end of year                                $1,913,199    $1,986,885

The transactions in the allowance for loan losses are as follows:

                                               1996        1995      1994
Balance, Beginning of Period                $ 434,068   $368,599   $312,143
Provision - Charged to Expense                211,500    115,000    113,000
Recoveries of Loans Previously Charged Off     39,007     22,300      5,898
Loans Charged Off                            (122,039)   (71,831)   (62,442)
Balance, End of Period                      $ 562,536   $434,068   $368,599

Loans past due ninety days or more and still accruing interest totalled approximately $4,000 as of December 31, 1996 ($14,000 in 1995). There were no loans on which the accrual of interest had been discontinued as of December 31, 1996 and 1995.

As of December 31, 1996 and 1995, the Bank had no loans specifically classified as impaired, therefore none of the allowance for loan losses is related to impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:
                                                        1996          1995
Land                                                 $  757,798    $  757,798
Buildings                                             2,190,130     1,816,244
Furniture, Fixtures and Equipment                     1,083,087       958,462
                                                      4,031,015     3,532,504
Less Accumulated Depreciation                           665,700       443,259
                                                     $3,365,315    $3,089,245

In May 1995, the Bank completed construction of the Farragut branch with a total cost of construction of approximately $508,000.

NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                                         1996          1995
Certificates of deposit in other banks                 $    -0-      $  3,035
Investment securities                                   169,560       120,951
Loans                                                   304,016       236,719
                                                       $473,576      $360,705

NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                                       1996          1995
Demand Deposits:
 Noninterest-bearing accounts                       $ 9,498,960   $ 8,023,158
 NOW and MMDA accounts                               16,915,879    10,443,103
 Savings accounts                                     3,437,450     3,596,439
  Total Demand Deposits                              29,852,289    22,062,700

Term Deposits:
 Less than $100,000                                  29,050,819    29,066,025
 $100,000 or more                                     8,970,839     9,397,159
  Total Term Deposits                                38,021,658    38,463,184
                                                    $67,873,947   $60,525,884

As of December 31, 1996, the scheduled maturities of term deposits above are as follows:

      1997                                                $29,522,608
      1998                                                  6,353,932
      1999                                                  2,045,118
      2000                                                    100,000
                                                          $38,021,658

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

During 1994, the Bank obtained an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance is repayable monthly with interest at the rate of 8.20% and has a maturity of fifteen years. Interest expense associated with the advance from the FHLB totalled $3,804 for the year ended December 31, 1996 ($3,961 in 1995 and $2,256 in 1994). Pursuant to collateral agreements with the FHLB, the advance is secured by the Bank's FHLB stock and certain first mortgage loans.

NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                              1996        1995        1994
Deposits:
 NOW and MMDA Accounts                     $  433,730  $  329,165  $  261,013
 Savings Accounts                              87,643      86,544      94,886
 Term Deposits                              2,401,672   1,807,145   1,063,384
  Total Interest Expense on Deposits        2,923,045   2,222,854   1,419,283

Borrowings:
 Federal Funds Purchased                          -0-       4,863         130
 FHLB Advances                                  3,804       3,961       2,256
  Total Interest Expense on Borrowings          3,804       8,824       2,386
   Total Interest Expense                  $2,926,849  $2,231,678  $1,421,669

NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

                               1996              1995             1994
                                   Percent           Percent          Percent
                                     of                of               of
                                   Pretax            Pretax           Pretax
                          Amount   Income    Amount  Income   Amount  Income
Federal income tax at
 statutory rate          $410,161   34.0%  $275,815   34.0%  $264,261  34.0%
State income tax
 and other                 33,457    2.8     35,473    4.4%    28,624   3.7
                         $443,618   36.8%  $311,288   38.4%  $292,885  37.7%
Income taxes consist of:
 Current                 $476,758          $346,297          $185,359
 Deferred (benefit)       (33,140)          (35,009)          107,526
                         $443,618          $311,288          $292,885

The net deferred tax asset in the December 31, 1996 and 1995 consolidated balance sheets includes the following components:

                                                         1996          1995
Deferred Tax Assets:
 Unrealized Holding Loss on Investment Securities      $ 20,546      $  6,945
 Provision for Loan Losses                              159,538       122,712
 Conversion to Cash Basis                                   -0-         2,368
 Deferred Loan Fees                                      23,403        16,574
 Organizational and Start-up Costs                          -0-         6,863
 Other                                                   47,008           -0-
  Total Deferred Tax Assets                             250,495       155,462

Deferred Tax Liabilities:
 Depreciation                                            70,456        50,871
 Conversion to Cash Basis                                42,812           -0-
 Other                                                      -0-        14,105
  Total Deferred Tax Liabilities                        113,268        64,976
   Net Deferred Tax Assets                             $137,227      $ 90,486


NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary (401k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             401k
                                           Matching  Profit Sharing   Total
     1996                                   $3,358       $59,865     $63,223
     1995                                    2,260        51,585      53,845
     1994                                    7,415        37,615      45,030

NOTE 11 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                              To be Well
                                           To Comply With  Capitalized Under
                                           Minimum Capital Prompt Corrective
                              Actual        Requirements   Action Provisions
                          Amount   Ratio  Amount    Ratio  Amount     Ratio
As of December 31, 1996:
Total Capital
 (to Risk-Weighted Assets) $6,334   10.9% $4,650     >8.0% $5,812     >10.0%
Tier I Capital
 (to Risk-Weighted Assets) $6,897   11.9% $2,325     >4.0% $3,487      >6.0%
Tier I Capital
 (to Average Assets)       $6,897    9.2% $2,249     >3.0% $2,906      >5.0%

As of December 31, 1995:
Total Capital
 (to Risk-Weighted Assets) $5,567   11.2% $3,954     >8.0% $4,943     >10.0%
Tier I Capital
 (to Risk-Weighted Assets) $6,001   12.1% $1,976     >4.0% $2,964      >6.0%
Tier I Capital
 (to Average Assets)       $6,001   10.2% $1,765     >3.0% $2,942      >5.0%


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), which requires the Company to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated statements of financial condition, for which it is practicable to estimate fair value.

According to SFAS No. 107, a financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both: (1) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity, or to exchange other financial instruments on potentially favorable terms with the first entity.

SFAS No. 107 also states that the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in an active market, if available, are the best evidence of the fair value of financial instruments. For financial instruments that do not trade regularly, management's best estimate of fair value is based on either the quoted market price of a financial instrument with similar characteristics or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above.
However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 1995, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

The estimates of fair value are based on existing financial instruments without attempting to estimate the value of anticipated future business or activity nor the value of assets and liabilities that are not considered financial instruments. For example, the value of mortgage loan servicing rights and the value of the Bank's long-term relationships with depositors, commonly known as core deposit intangibles, have not been considered in the estimates of fair values presented below. In addition, the tax implications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been included in the estimated fair values below.

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing deposits with banks. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Certificates of Deposit in Other Banks - For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Investment Securities - Quoted market prices are used to determine the estimated fair value of investment securities.

Net Loans - The estimated fair value of fixed rate mortgage loans and commercial loans is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted using current Bank rates for similar loans with similar maturities.

The estimated fair value of variable rate loans is considered equal to recorded book value.

Fixed rate installment loans have an average maturity of less than three years, a relatively stable average interest rate, and a variety of credit risks associated with them. The fair value of these loans is estimated by discounting future estimated cash flows to their present value using current Bank rates for similar loans with similar maturities.

The estimated fair value of the allowance for loan losses is considered to be recorded book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.

Deposits - The estimated fair value of demand, savings, NOW and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Advances From Federal Home Loan Bank - The advances are fixed rate and fixed maturity liabilities. Their fair value is estimated using rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Company as of December 31, 1996.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31, 1996 are as follows:

                                        1996                    1995
                                Recorded   Estimated    Recorded   Estimated

                                 Book        Fair        Book        Fair

                                 Value       Value       Value       Value

FINANCIAL ASSETS:
 Cash and Cash Equivalents    $ 4,194,463 $ 4,194,463 $10,726,182 $10,726,182
 Certificates of Deposit
  in Other Banks              $       -0- $       -0- $   100,000 $   100,000
 Investment Securities        $11,066,097 $11,066,097 $ 8,478,115 $ 8,478,115
 Net Loans                    $55,539,328 $55,734,783 $43,809,372 $43,588,270


FINANCIAL LIABILITIES:
 Deposits                     $67,873,947 $67,888,206 $60,525,884 $60,742,845

 Advances From Federal
  Home Loan Bank              $    45,291 $    48,779 $    47,291 $    51,620


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 1996, the Bank's receivables included two industry concentrations, one to four family residential properties ($16,816,150) and commercial properties ($15,745,306). These concentrations are generally mitigated by being spread over several hundred unrelated borrowers and by more than adequate collateral loan to value ratios.


NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc. (parent company only) is as follows:
                           CONDENSED BALANCE SHEET
                              December 31, 1996

Assets:
 Demand Balance With Subsidiary                                    $   10,536
 Accounts Receivable - Subsidiary                                       2,491
 Investment in Subsidiary                                           6,333,981
 Organization Costs, Net                                                5,578
  Total Assets                                                     $6,352,586

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 466,755
  Shares Issued and Outstanding                                    $2,333,775
 Capital in Excess of Par Value                                     3,426,999
 Retained Earnings                                                    591,812
  Total Shareholders' Equity                                       $6,352,586

                        CONDENSED STATEMENT OF INCOME
                        Year Ended December 31, 1996
Expenses                                                           $   4,065
Loss Before Equity in Undistributed
 Earnings of Subsidiary                                               (4,065)
Undistributed Earnings of Subsidiary                                 766,803
Net Income                                                          $762,738

                      CONDENSED STATEMENT OF CASH FLOWS
                        Year Ended December 31, 1996

Operating Activities:
 Net Income                                                        $ 762,738
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Amortization                                                        4,461
   Undistributed Earnings of Subsidiary                             (766,803)
   Increase in Accounts Receivable - Subsidiary                          775
    Total Adjustments                                               (761,567)
     Net Cash Provided by Operating Activities and
      Net Increase in Demand Balance With Subsidiary                   1,171

Demand Balance With Subsidiary, Beginning of Year                      9,365
Demand Balance With Subsidiary, End of Year                        $  10,536


NOTE 15 - STOCK DIVIDENDS

During 1996, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of January 1, 1996. An additional 42,376 shares of common stock were issued at $25 per share, and retained earnings were reduced by $1,059,400 as a result of the stock dividend. The holding company did not declare a stock dividend in 1995, but did declare a ten percent stock dividend of 38,560 shares in 1994.



























                          FINANCIAL DATA SCHEDULES
                                 SCHEDULE I
                AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                               (IN THOUSANDS)



                                   1996                     1995
                         Average          Average  Average          Average
                         Balance Interest  Yield   Balance Interest  Yield
ASSETS
Federal Funds Sold      $ 4,362    $  231   5.30% $ 3,131    $  180   5.75%
Investment Securities:
Available for Sale:
 Taxable                 11,233       729   5.49%   7,868       535   6.80%
 Tax - Exempt               -0-       -0-             -0-       -0-
Gross Loans,
 Including Fees          52,057     5,063   9.73%  41,577     3,945   9.49%
Total Interest
 Earning Assets          67,652    $6,023   8.90   52,576    $4,660   8.86%

Cash and Due From Banks   2,438                     2,173
All Other Assets          3,784                     3,435
Less:
 Reserve for Loan Losses   (497)                     (434)
 Unearned Fees &
  Interest               (1,000)                     (835)
                        $72,377                   $56,915


LIABILITIES AND SHAREHOLDERS EQUITY
Interest Bearing Deposits:
 Time Deposits          $41,106    $2,402   5.84% $31,237    $1,807   5.78%
 Other Deposits          15,655       521   3.33%  12,455       416   3.34%
FHLB Advances`               46         4   8.70%      48         4   8.33%
Federal Funds Purchased     -0-       -0-   0.00%      78         5   6.41%
Total Interest
 Bearing Liabilities     56,807    $2,927   5.15%  43,818    $2,232   5.09%
Non-Interest Bearing
 Deposits                 9,268                     7,500
Total Cost of Funds                         4.43%                     4.35%
Shareholders' Equity      5,932                     5,487
Unrealized Gain (Loss)
 on Securities Available
 for Sale                   (88)                      (68)
Total Liabilities &
 Shareholders' Equity   $72,377                   $56,915

Net Interest Yield                          3.75%                     3.77%

Net Interest Margin                         4.58%                     4.62%

                                 SCHEDULE II
                            RATE/VOLUME ANALYSIS
                               (IN THOUSANDS)






                                1996/1995                 1995/1994
                         Increase (Decrease) due   Increase (Decrease) due
                               to change in:             to change in:
                         Average Average          Average  Average
                         Balance  Rate    Total   Balance   Rate    Total
INTEREST REVENUE

Federal Funds Sold       $   65    $(14) $   51      $111   $  22   $  133
Securities Available
 for Sale                   218     (24)    194        56      37       93
Loans, Including Fees     1,019      99   1,118       599     231      830
Total Interest Revenue    1,303      60   1,363       766     290    1,056

INTEREST EXPENSE

Interest Bearing
 Deposits                   673      27     700       408     396      804
Other Short-Term
 Borrowings                 -0-     -0-     -0-         1       2        3
Federal Funds Purchased     -0-      (5)     (5)        5     -0-        5
Total Interest Expense      673      22     695       414     398      812

Net Change in Net
 Interest Revenue        $  630    $(38) $  668      $352   $(108)  $  244

                                SCHEDULE III
                          INTEREST RATE SENSITIVITY
                               (IN THOUSANDS)

                                      December 31, 1996
                      0-3      4 MO.     1 YR.            FLOATING
                    MONTHS  TO 1 YR.  TO 5 YR.  > 5 YR.   > 1 YR.   TOTAL
ASSETS
Federal Funds Sold $  1,430 $    -0-   $   -0-  $   -0-  $    -0-  $ 1,430
Investments             461      266     5,229    5,110       -0-   11,066
Loans:
 Fixed Rate           4,041    6,774    29,741      143       -0-   40,699
 Floating Rate       16,767      -0-      -0-       -0-       -0-   16,767
Non-Interest Earning
 Assets, Unearned
 Assets & Loan Loss
 Reserve                -0-      -0-       -0-      -0-     4,885    4,885

Total Assets       $22,699  $  7,040   $34,970  $ 5,253  $  4,885  $74,847

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing
 Deposits          $23,704   $26,172   $ 8,499  $   -0-  $    -0-  $58,375
Non-Interest
 Bearing Deposits      -0-       -0-       -0-      -0-     9,499    9,499
FHLB Advances          -0-       -0-       -0-       45       -0-       45
Non-Interest Bearing
 Liabilities and
 Shareholders'
 Equity                -0-       -0-       -0-      -0-     6,928    6,928

Total Liabilities
 & Shareholders
 Equity            $23,704  $ 26,172   $ 8,499  $    45  $ 16,427  $74,847

Interest Rate
 Sensitivity Gap   $(1,005) $(19,132)  $26,471  $ 5,208  $(11,542) $   -0-

Cumulative Interest
 Rate Sensitivity
 Gap               $(1,005) $(20,137)  $ 6,334  $11,542  $    -0-  $   -0-

                                 SCHEDULE IV
                               LOAN MATURITIES
                               (IN THOUSANDS)

                                      December 31, 1996
                      0-3      4 MO.     1 YR.           FLOATING
                    MONTHS  TO 1 YR.  TO 5 YR.  > 5 YR.  > 1 YR.    TOTAL
LOAN CATEGORY:

Real Estate -
 Commercial         $10,341    $   49  $ 5,355     $-0-      $-0-  $15,745
Real Estate -
 Construction &
 Land Development     6,344     1,170      267      -0-       -0-    7,781
Real Estate -
 Residential          1,170     2,173   13,376       97       -0-   16,816
Commercial &
 Industrial           2,376       658    2,420       46       -0-    5,500
Installment Loans -
 Consumer & Other       577     2,724    8,323      -0-       -0-   11,624
Total               $20,808    $6,774  $29,741     $143      $-0-  $57,466

                                 SCHEDULE V
                            NONPERFORMING ASSETS
                               (IN THOUSANDS)



                                                        December 31,
                                                     1996          1995
Non-Accrual Loan                                       -0-          $-0-
Loans Past Due > 90 Days                                 4            13
Restructured Loans                                     -0-           -0-

Total Non-Performing Assets                           $  4          $ 13


                                 SCHEDULE VI
                        ANALYSIS OF LOAN LOSS RESERVE
                               (IN THOUSANDS)



                                                        December 31,
                                                     1996          1995
Balance at Beginning of Period                        $434          $369

Charge-Offs:
Commercial, Financial & Agricultural                     8            11
Real Estate - Construction                               5           -0-
Real Estate - Mortgages                                -0-           -0-
Installment - Consumer                                 109            72
Other                                                  -0-           -0-

Total Charge-Offs                                      122            83

Recoveries:
Commercial, Financial & Agricultural                    13             1
Real Estate - Construction                             -0-           -0-
Real Estate - Mortgages                                -0-           -0-
Installment - Consumer                                  26            32
Other                                                  -0-           -0-

Total Recoveries                                        39            33

Net Charge-Offs                                         83            50

Provision for Loan Losses                              212           115

Balance at the End of the Period                      $563          $434

Ratio of Net Charge-Offs to
 Average Loans Outstanding                           0.16%        0.012%

                                SCHEDULE VII
                       ALLOCATION OF LOAN LOSS RESERVE
                               (IN THOUSANDS)



                                               December 31,
                                     1996  % of Total   1995  % of Total
Commercial, Financial &
 Agricultural                        $ 64      11%      $ 39       9%
Real Estate - Construction             78      14%        61      14%
Real Estate - Mortgages               169      30%       188      43%
Installment - Consumer                108      19%        79      18%
Other                                 -0-       0%       -0-       0%
Unallocated                           144      26%        67      15%
                                     $563     100%      $434     100%



                                SCHEDULE VIII
                          RETURN ON ASSETS & EQUITY
                               (IN THOUSANDS)





                                                       1996        1995
Return on Average Assets                               1.05%       0.88%

Return on Average Equity                              13.05%       9.23%

Dividend Payout Ratio                                  0.00%       0.00%

Average Equity to Average Assets                       8.07%       9.52%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent accountants on any matter of accounting or financial statement disclosure.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)   Directors and Executive Officers

The information appearing under the caption "Election of Directors" on pages 36 and 37 of the Proxy Statement relating to the 1997 Annual Meeting of the Stockholders is incorporated herein by reference. The Proxy Statement is included with this report as Exhibit 99.

Item 10.    Executive Compensation

The information appearing under the caption "Compensation of Executive Officers and Directors" on page 38 of the Proxy Statement is incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Information Regarding Certain Beneficial Owners" on page 36 of the Proxy Statement is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions

The information appearing under the caption "Certain Relationships and Related Transactions" on page 38 of the Proxy Statement is incorporated herein by reference.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Selected Financial Data

                                 EXHIBIT 27
                           SELECTED FINANCIAL DATA
                               (IN THOUSANDS)
                              December 31, 1996

Cash                                                             $ 2,764
Federal Funds Sold                                                 1,430
Investments Available for Sale                                    11,066
Loans, Net of Unearned Fees and Interest                          56,102
Allowance for Losses                                                 563
Total Assets                                                      74,847
Deposits                                                          67,874
Short-Term Borrowings                                                 45
Other Liabilities                                                    609
Common Stock                                                       2,334
Other Stockholders' Equity                                         3,985
Total Liabilities & Stockholders' Equity                          74,847
Interest on Loans                                                  5,063
Interest on Investments                                              729
Other Interest Income                                                231
Total Interest Income                                              6,023
Interest on Deposits                                               2,923
Total Interest Expense                                             2,927
Net Interest Income                                                3,096
Provision for Loan Losses                                            212
Securities Gain/Loss                                                 -0-
Noninterest Expense                                                2,256
Income Before Tax                                                  1,206
Net Income                                                           763
Earnings Per Share                                                  1.65
Net Interest Yield - EA                                            3.75%
Loans - Non Accrual                                                  -0-
Loans Past Due > 90 Days                                               4
Troubled Debt Restructuring                                            0
Potential Problem Loans                                                0
Allowance - Beginning                                                434
Total Charge-Offs                                                    122
Total Recoveries                                                      39
Allowance - End of Period                                            563
Loan Loss - Domestic                                                 419
Loan Loss - Foreign                                                  -0-
Loan Loss - Unallocated                                              144

      (b)   Exhibit 99 - Proxy Statement

                       FIRST CENTRAL BANCSHARES, INC.
                               PROXY STATEMENT

               ANNUAL MEETING OF SHAREHOLDERS, APRIL 17, 1997

THIS PROXY STATEMENT, together with the enclosed proxy, which is first being mailed to shareholders on or about March 14, 1997, is furnished in connection with the solicitation of proxies by the Board of Directors of First Central Bancshares, Inc., a Tennessee corporation (the "Corporation"), for use at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Thursday, April 17, 1997, at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee 37771.

                                   Voting
Shareholders of the Corporation of record at the close of business on March 10, 1997, the record date designated by the Board of Directors, will be entitled to notice of and to vote at the Annual Meeting. On that date, the Corporation had outstanding 466,755 shares of $5.00 par value per share common stock (the "Common Shares").

The presence in person or by proxy of the holders of a majority of the issued and outstanding Common Shares entitled to vote at the Annual Meeting is necessary in order to constitute a quorum. The election of each of the nominees to the Board of Directors of the Corporation will require the affirmative vote of a majority of the Common Shares voting at the Annual Meeting. The affirmative vote of a majority of the Common Shares voting at the Annual Meeting is required for the ratification of the selection of the independent accountants and auditors.

Each holder of the Common Shares is entitled to one vote for each Common Share held on all matters submitted before the Annual Meeting or any adjournment or adjournments thereof. Cumulative voting is not provided for in the election of directors.

Common Shares represented by properly executed proxies, unless previously revoked, will be voted in accordance with the instructions on such proxies. If no instruction is indicated on the proxy, the named holders of the proxies will vote such Common Shares in favor of all nominees named in this Proxy Statement and the ratification of the selection of independent accountants and auditors. The named holders of proxies also will use their discretion in voting the Common Shares in connection with any other business that properly may come before the Annual Meeting.

Any shareholder who sends in a proxy has the power to revoke that proxy any time prior to the exercise of the proxy by giving written notice to the Secretary of the Corporation at its executive offices located at 725 Highway 321 North, Lenoir City, Tennessee 37771. Shareholders also may revoke proxies either by a later dated proxy, if the Corporation receives such proxy prior to the exercise of the prior proxy, or by attending the Annual Meeting and voting in person.

               Information Regarding Certain Beneficial Owners
The following table sets forth certain information concerning the beneficial ownership (as defined by certain rules of the Securities and Exchange Commission) of the Common Shares by (a) directors and persons nominated to become directors of the Corporation, and (b) directors and officers of the Corporation as a group. There are no persons known to the Corporation to be the beneficial owners of more than 5% of the outstanding Common Shares of the Corporation. The information shown in this Proxy Statement, unless otherwise indicated, is based on information provided to the Corporation as of March 1, 1997.

       Amount and Nature of
     Name of Beneficial Owner     Beneficial Ownership(1)  Percent of Class(2)
(a)  Ed F. Bell                         9,894                      2.12%
     Daniel W. Cooper                   1,210                       .26%
     Barry H. Gordon                   13,127(3)(4)                2.81%
     Robert H. Grimes                   9,738(3)(5)                2.09%
     Gary Kimsey                       15,803(3)                   3.39%
     G. Bruce Martin                    6,500                      1.39%
     Willard D. Price                   9,680(3)                   2.07%
     Benny L. Shubert                   6,050(3)                   1.30%
     Peter G. Stimpson                 13,915(3)                   2.98%
     Guilford F. (Tim) Tyler, Jr.       7,326(3)(4)(5)             1.68%
     Ted L. Wampler, Jr.                8,591                      1.84%
     James W. Wilburn, III              7,986(3)(4)                1.71%

(b) Directors and officers as a       109,820                     23.53%
     group (12 persons)

(1) Includes Common Shares as to which each shareholder, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power. Unless otherwise indicated, each listed shareholder possesses sole voting and investment power With respect to all of the Common Shares shown opposite his name.
(2)  Based upon 466,755 Common Shares issued and outstanding.
(3)  Includes share held by and/or joint with spouse.
(4)  Includes shares held by the named individuals' children and/or dependents.
(5) Includes shares held by Mr. Tyler's and Mr. Grime's individual retirement accounts.

                     Election of Directors (Proposal 1)
The Board of Directors of the Corporation is divided into three classes with the three-year term of office of each class expiring in succeeding years. At the Annual Meeting the following four persons, all of whom are members of the present Board of Directors are nominees for election. Each director elected at the Annual Meeting will hold office until the annual meeting of shareholders held in 2000 or until their successors are elected and qualified.

Three-Year Term Expiring 2000
Daniel W. Cooper
G. Bruce Martin
Willard D. Price
Guilford F. (Tim) Tyler, Jr.

Unless contrary instructions are received, the enclosed proxy will be voted in favor of the election as directors of the nominees listed above. Each nominee has consented to be a candidate and to serve, if elected. While the Board has no reason to believe that any nominee will be unable to accept nomination or election as a director, if such an event should occur, the proxy will be voted with discretionary authority for a substitute or substitutes as shall be designated by the current Board of Directors.

The following table contains certain information concerning the directors of the Corporation including the nominees, which information has been furnished to the Corporation by the Individuals named:
                                                                   Year First
      Name and Positions                                            Became a
     With the Corporation    Age       Principal Occupation         Director

   Ed F. Bell                61   Banker                               1991
   President and Chief
   Executive Officer
   Daniel W. Cooper          46   President, Tellico Village           1993
   Barry Gordon              50   Veterinarian, Lenoir City Animal     1991
                                   Clinic
   Robert D. Grimes          59   Robert D. Grimes Construction Co.    1991
   Gary Kimsey               54   President, Gemtron Corp.             1991
   G. Bruce Martin           45   Agent, State Farm Insurance Co.      1991
   Willard D. Price          50   Banker                               1991
   Executive Vice
   President and Cashier
   Benny Shubert             63   Owner, Shubert Motors                1991
   Dr. Peter Stimpson        48   Physician                            1991
   Guilford F. (Tim)         49   Banker                               1991
   Tyler, Jr.
   Senior Vice President
   Ted Wampler               38   President, Wampler's Farm Sausage    1991
                                   Co.
   James Wilburn, III        46   President, Wilburn Hardware          1991

                   Description of the Board and Committees
The Board holds monthly meetings and special meetings as called. Each director receives $500 for each meeting of the Board of Directors attended and receives no compensation for committee meetings attended. During the fiscal year ended December 31, 1996, the Board of Directors held 13 meetings. All incumbent directors attended more than 75% of the aggregate number of meetings of the Board and committees of the Board on which they served. The Board of Directors has three (3) standing committees consisting of the Executive, Audit, and Investment Committees. The Board of Directors does not have a nominating or compensation committee.

The Executive Committee is composed of Messrs. Bell, Gordon, Grimes, Kimsey, Price, and Wilburn. The Executive Committee reviews corporate activities, loan requests, makes recommendations to the Board on policy matters and makes executive decisions on matters that do not require a meeting of the Full Board of Directors. The Executive Committee met 23 times in 1996.

The Audit Committee, composed of Messrs. Martin, Cooper, and Kimsey, reviews annual and interim reports of independent auditors and provides the recommendation of independent auditors. The Audit Committee met 2 times during 1996.

The Investment Committee is composed of Messrs. Price, Wampler, Shubert, Stimpson and Tyler. The Investment Committee reviews and directs the investment portfolio of the Bank. The Investment Committee held 3 meetings in 1996.

              COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

                         Summary Compensation Table
The following table sets forth the aggregate compensation paid by the Corporation and its subsidiaries to the President of the Corporation and the four most highly compensated executive officers of the Corporation or its subsidiaries, for services rendered in all capacities during the fiscal years ended December 31, 1996, 1995 and 1994. No executive officer compensation exceeded $100,000 during such years.

                             Annual Compensation

                                    Year    Salary    Bonus   Other Annual
    Name and Principal Position     ($)      ($)       ($)         ($)
   Ed F. Bell President and CEO     1996    67,000    6,527      24,172
                                    1995    60,000    5,886       4,800
                                    1994    60,000    1,000       3.900

                      Certain and Related Transactions
Some directors and officers of First Central Bank, the principal banking subsidiary of the Corporation ("the Bank") at present, as in the past, are customers of the Bank and have had and expect to have loan transactions with the Bank in the ordinary course of business. In addition, some of the directors and officers of the Bank are at present, as in the past, affiliated with businesses which are customers of the Bank and which have had and expect to have loan transactions with the Bank in the ordinary course of business. These loans were made in ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the Board of Directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.

The following directors were indebted to the Bank as of December 31, 1996 as follows: Martin: $99,714; Grimes: $85,244; Shubert: $482,963*; Stimpson:
$417,250. No other director or executive officer (or their affiliate) was indebted $60,000 or more to the bank.

         * Direct liability: $348,338; Indirect liability: $134,625

The Bank entered into a construction agreement with Robert Grimes Construction, Inc., of which Robert D. Grimes is sole owner, to remodel the Bank's Loudon office. For the Loudon office, Grimes' fee amounted to approximately $34,000 according to the contract which was cost of construction plus 10%. The project was completed in August.

           Approval of Independent Public Accountants (Proposal 2)
The Board of Directors of the Bank has selected Pugh and Company, P.C., CPAs as its independent public accountants for 1997. Pugh and Company, P.C., CPAs were also employed by the Bank in this capacity in 1996. A representative from Pugh and Company, P.C.,CPAs is expected to be present at the Annual Meeting and will have an opportunity to make a statement if he desires to do so. The representative is also expected to be available to respond to appropriate questions.

                          Expenses of Solicitation
The Corporation will pay the total expense of preparing, assembling, printing, and mailing proxies and proxy solicitation materials. It may be that, following the original solicitation, some further solicitation will be made by officers and directors of the Corporation, who will not receive additional compensation for such activities.

                            Shareholder Proposals
Shareholders' proposals intended to be presented at the 1998 Annual Meeting of Shareholders must be received by the Corporation at its executive offices on or before December 31, 1997 to be included in the proxy statement and form of proxy relating to that meeting.

                                Other Matters
At the time of preparation of this Proxy Statement, the Board of Directors of the Corporation has not been informed and is not aware of any matters to be presented for action at the Annual Meeting other than the matters listed in the notice of meeting included with this Proxy Statement. If any other matters should come before the Annual Meeting, or any adjournment thereof, it is intended that the persons named in the enclosed proxy will have discretionary authority to vote on such matters according to their best judgment.

                 Availability of Annual Report on Form 10-K
A copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedule thereto, which is filed with the Securities and Exchange Commission, is available without charge to each shareholder of record upon written request to First Central Bancshares, inc., Attn: Willard D. Price, Chief Financial Officer, 725 Hwy. 325 North, Lenoir City, Tennessee 37771. Each such written request must set forth a good faith representation that as of the record date, March 10, 1997 the person making the request was a beneficial owner of Common Shares entitled to vote at the Annual Meeting. Exhibits to the Form 10-K will also be supplied upon the written request to the Chief Financial Officer and payment to the Corporation of its cost of furnishing the requested exhibits. The copy of the Form 10-K furnished without charge to the requesting shareholder will be accompanied by a list briefly describing all of the exhibits and indicating the cost of furnishing the exhibits.



                                    BY THE ORDER OF THE BOARD OF DIRECTORS



                                    Ed F. Bell, President and CEO
                                    March 14, 1997

      (c)   Reports on Form 8-K, None.

                                FORM 1O-KSBA

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





                                 FIRST CENTRAL BANCSHARES, INC.

Date:  _______    By: ____________________________________________________
                      Ed. F. Bell Chairman, President and Chief
                       Executive Officer


Date:  _______    By: ____________________________________________________
                      Willard D. Price Executive Vice President and
                      Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



___________________________________      ____________________________________
Ed F. Bell, Chairman, President          Willard D. Price, Executive Vice
 and Chief Financial Officer              President and Chief Financial
 Director                                 Officer, Director
Date:___________________                 Date:___________________



___________________________________      ____________________________________
Daniel W. Cooper, Director               Barry H. Gorden, Director
Date:___________________                 Date:___________________



___________________________________      ____________________________________
Robert D. Grimes, Director               Gary Kimsey, Director
Date:___________________                 Date:___________________



___________________________________      ____________________________________
B.G. Bruce Martin, Director              Peter G. Stimpson, Director
Date:___________________                 Date:___________________



___________________________________      ____________________________________
Benny L. Shubert, Director               Ted L. Wampler, Jr., Director
Date:___________________                 Date:___________________



___________________________________      ____________________________________
Guilford F. Tyler, Jr., Director         James W. Wilburn, III, Director
Date:___________________                 Date:___________________