Form 10QSB
period 1997-03-31
FIRST CENTRAL BANCSHARES INC
filed 1997-05-15
CIK 897979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                                     OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________
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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 466,755 on April 25, 1997.

                                 FORM 10-QSB
                                    Index
                                                                      Page
                                                                     Number
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 31, 1997 and December 31, 1996. . . . . . . . . . 3

            Condensed Consolidated Statements of Income
            for the three months ended March 31, 1997 and 1996. . . . . . 4

            Condensed Consolidated Statements of Cash
            Flows for the three months ended March 31, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

            Notes to Condensed Consolidated Financial Statements. . . . . 6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . . . . . .7-13

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

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                    Condensed Consolidated Balance Sheets

                                 (Unaudited)
                               (In Thousands)

                                                   March 31,  December 31,
                                                      1997        1996
-ASSETS-
 Cash and Due from Banks                            $ 2,965     $ 2,764
 Federal Funds Sold                                   2,785       1,430
    Total Cash and Cash Equivalents                   5,750       4,194

 Investment Securities Available for Sale            10,630      11,066

 Loans, Net                                          56,200      55,539

 Premises and Equipment (Net)                         3,453       3,365
 Accrued Interest Receivable                            385         474
 Other Assets                                           178         209

TOTAL ASSETS                                        $76,596     $74,847

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                             $ 9,975     $ 9,499
   Interest Bearing                                  59,679      58,375
    Total Deposits                                   69,654      67,874

 Accrued Interest Payable                               305         331
 Other Liabilities                                      161         323
    Total Liabilities                                70,120      68,528

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   466,755                                            2,334       2,334
  Additional Paid-In Capital                          3,427       3,427
  Retained Earnings (Deficit)                           823         592
  Unrealized Gain (Loss) on Securities                 (108)        (34)
   Total Stockholders' Equity                         6,476       6,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $76,596     $74,847

See accompanying notes to financial statements.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Income

                                 (Unaudited)






                                                     (In Thousands Except
                                                    per Share Information)
                                                      Three Months Ended
                                                          March 31,
                                                     1997            1996
INTEREST INCOME:
 Loans                                              $1,413          $1,158
 Investment Securities and CDs                         183             170
 Federal Funds Sold                                     18             103
  Total Interest Income                              1,614           1,431

INTEREST EXPENSE                                       717             712

  Net Interest Income                                  897             719

PROVISION FOR LOAN LOSSES                               35              43

 Net Interest Income After

  Provision for Loan Losses                            862             676

OTHER INCOME                                           123              90

OPERATING EXPENSES                                     612             516

INCOME BEFORE INCOME TAX                               373             250

INCOME TAXES                                           142              97

NET INCOME                                          $  231          $  153

EARNINGS PER SHARE                                  $ 0.49          $ 0.33










See accompanying notes to financial statements.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In Thousands)
                                                        Three Months Ended
                                                             March 31,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $    231    $   153
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                 35         43
   Depreciation                                              60         55
   Amortization                                               1          1
   Decrease in Interest Receivable                           89        121
   Increase (Decrease) in Interest Payable                  (26)        58
   Amortization of Premiums (Discounts) on
    Investment Securities and CDs, Net                        5          2
   FHLB Stock Dividends                                      (5)        (7)
   (Increase) Decrease in Other Assets                       30       (140)
   (Decrease) in Other Liabilities                         (162)      (249)
    Total Adjustments                                        27       (116)
     Net Cash Provided by Operating Activities              258         37
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                  862      2,944
 Purchase of Investment Securities Available
  for Sale                                                 (500)    (6,230)
 Increase in Loans                                         (696)    (2,735)
 Purchase of Premises and Equipment                        (148)      (126)
     Net Cash Used in Investing Activities                 (482)    (6,147)
NET CASH PROVIDED BY INVESTING ACTIVITIES
 Increase in Deposits                                     1,780      5,679
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,556       (431)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          4,194     10,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  5,750    $10,295
Supplementary Disclosure of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                             $    743    $   654
  Income Taxes                                         $    199    $   104
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Loss on Investment Securities    $    120    $   186
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities             $     46    $    71
 Change in Net Unrealized Loss on Investment Securities$     74    $   115
 Issuance of Common Stock Dividend:
  Par                                                  $    -0-    $   212
  Capital in Excess of Par Value                       $    -0-    $   848
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                                        $    -0-    $ 1,060


See accompanying notes to financial statements.

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           March 31, 1997 and 1996

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1996, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400. No stock dividends were declared during the quarter ended March 31, 1997.

NOTE 4 - ACCOUNTING POLICY CHANGES

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Service of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB subsequently issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125 as an amendment of SFAS statement No. 125. The adoption of these FASBs are not expected to materially impact the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BALANCE SHEET ANALYSIS - COMPARISON AT MARCH 31, 1997 TO DECEMBER 31, 1996

Assets totalled $76.6 million as of March 31, 1997, as compared to $74.8 million as of December 31, 1996, an increase of 2.41%.

INVESTMENT SECURITIES

Investment securities were $10.6 million or 13.9% of total assets, as of March 31, 1997 a decrease of $500,000 from $11.1 million as of December 31, 1996. During the three-month period there were $862 thousand in calls, maturities, and principal paydowns offset by the purchase of $500 thousand in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 17.37% of the portfolio as of March 31, 1997 and 17.31% as of December 31, 1996.

As of March 31, 1997 and December 31, 1996, the Bank's entire investment portfolio was classified as available for sale and reflected on the balance sheet at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately $108,000 as of March 31, 1997, a change of approximately $74,000 from December 31, 1996, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates.
Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first three months of 1997, total gross loans outstanding increased by approximately $887,000 to $58.3 million as of March 31, 1997 from $57.5 million as of December 31, 1996 attributable primarily to $7.4 million in originated loans offset by amortization and payoffs. As of March 31, 1997 and December 31, 1996, net loans outstanding represented 73% and 74% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 1997 and December 31, 1996.

Table 1 - Loan Portfolio by Category
                                                         (In Thousands)
                                                    March 31,  December 31,
                                                      1997         1996
Loans secured by real estate:
 Commercial properties                               $15,487     $15,745
 Construction and land development                     8,278       7,781
 Residential and other properties                     17,222      16,816
  Total loans secured by real estate                  40,987      40,342
 Commercial and industrial loans                       4,611       5,500
 Consumer loans                                       11,909      10,719
 Other loans                                             847         906
                                                      58,354      57,467
 Less:  Allowance for loan losses                       (574)       (563)
        Unearned interest                             (1,526)     (1,303)
        Unearned loan fees                               (54)        (62)
   Loans, Net                                        $56,200     $55,539

As of March 31, 1997, there were outstanding commitments to advance construction funds and to originate loans in the amount of $11.3 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $7.1 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio.
As of March 31, 1997 and December 31, 1996, the allowance had a balance of approximately $574,000 and $563,000, respectively. There were no loans on which the accrual of interest had been discontinued as of March 31, 1997 or at December 31, 1996, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                          3-31-97    % to  12-31-96   % to
Balance applicable to:                    $ Amount  Total  $ Amount  Total

Commercial, financial, and agricultural     $ 69    12.03%   $ 64    11.37%
Real Estate - Construction                    83    14.46%     78    13.85%
Real Estate - Mortgages                      135    23.52%    169    30.02%
Installment - Consumers                      119    20.73%    108    19.18%
Other                                         13     2.26%    -0-      .00%
Other Unallocated                            155    27.00%    144    25.58%

Total                                       $574   100.00%   $563   100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                             3-31-97  3-31-96

Balance, at beginning of period                               $563     $434

Charge-offs:
Commercial, financial, and agricultural                        -0-      -0-
Real estate - construction                                     -0-      -0-
Real estate - mortgage                                         -0-      -0-
Installment - Customers                                         37       24
Other                                                          -0-      -0-

Recoveries:
Commercial, financial, and agricultural                        -0-      -0-
Real estate - construction                                     -0-      -0-
Real estate - mortgages                                        -0-      -0-
Installment - consumers                                         13        6
Other                                                          -0-      -0-

Net charge-offs                                                 24       18
Additions to loan loss reserve                                  35       43
Balance at end of period                                      $574     $459

Ratio of net charge-offs to average loans outstanding         .04%     .04%


DEPOSITS

Deposits increased by $1.8 million to $69.7 million as of March 31, 1997 from $67.9 million as of December 31, 1996, an increase of 2.65%. Demand deposits, which include regular, money market, NOW and demand deposits, were $33.0 million, or 47.3% of total deposits, at March 31, 1997. Core deposits were 33.0% of total deposits at December 31, 1996. During the three-month period, the Bank was successful in increasing the balances in the demand deposit category. Certificate accounts were $36.7 million at March 31, 1997, a decrease of $1.3 million over the $38.0 million as of December 31, 1996.
Table 4 summarizes the Bank's deposits by major category as of March 31, 1997 and December 31, 1996.

Table 4 - Deposits by Category
                                                        (In Thousands)
                                                    March 31,  December 31,
                                                       1997        1996
Demand Deposits:
 Noninterest-bearing accounts                         $ 9,975     $ 9,499
 NOW and MMDA accounts                                 19,861      16,916
 Savings accounts                                       3,128       3,437
  Total Demand Deposits                                32,964      29,852

Term Deposits:
 Less than $100,000                                   $28,437     $29,051
 $100,000 or more                                       8,253       8,971
                                                       36,690      38,022

                                                      $69,654     $67,874
CAPITAL

During the three month period ended March 31, 1997, stockholders' equity increased by $157,000 to $6.5 million, due to net income for the period of $231,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 1997, the Bank held $10.6 million in available-for-sale securities and during the first three months of 1997 the Bank received $862,000 in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $1.8 million during the same three month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had advances outstanding from the FHLB of approximately $45,000 at March 31, 1997.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 1997, the Bank had no repurchase agreements outstanding.

As of March 31, 1997, the Bank had capital of $6.5 million, or 8.5% of total assets, as compared to $6.3 million, or 8.4%, at December 31, 1996. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital
                                              (Dollars in Thousands)
                                                                 Minimum
                                        March 31, December 31,  Regulatory
                                          1997        1996        Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                  11.19%      11.9%        4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                  11.03%      10.9%        8.00%
Leverage Ratio                             8.77%       9.20%    Up to 5.00%
Total Risk-Weighted Assets               $58,711     $58,125

As of March 31, 1997 and December 31, 1996, the Bank exceeded all of the minimum regulatory capital ratio requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND
1996

GENERAL

The Bank reported net income of $231,000, or $0.49 per share for the three month period ended March 31, 1997 as compared with $153,000 or $0.30 per share for the same period in 1996, an increase of 50.98%.

NET INTEREST INCOME

Net interest income increased by $178,000 to $897,000, for the three month period in 1997 from the comparable period in 1996. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 9.16% totalled $70.5 million as of March 31, 1997. In comparison in 1996, average interest earning assets, at a yield of 8.85%, totalled $64.7 million.

Interest and dividend income increased by $183,000 for the three month period in 1997 compared to the same period in 1996. This improvement is primarily attributable to an increase of approximately $5.8 million, or 9%, in the volume of average earning assets during the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. Interest income on loans increased by $255,000 over the same two periods primarily as a result of an increase of approximately $11.6 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased only by $13,000 due to an increase of approximately $844,000 or 8.34% in the volume of investments during the three month period. Interest income on Federal Funds Sold decreased by $85,000 due to an decrease of approximately $6.7 million in average Federal Funds Sold outstanding during the three month period as compared to $103,000 during the same period in 1996.

Total interest expense increased $5,000 for the three month period ended March 31, 1997 compared to the same period in 1996. Interest on deposits increased by $5,000 as a result of lower weighted average rates paid on deposits. Interest paid on Federal Home Loan Bank advances for the two comparable periods was unchanged. The average rate on interest-bearing liabilities decreased to 4.88% for the three month period in 1997 from 5.20% in the comparable period of 1996.

Table 6 - Average Balances, Interest and Average Rates

                                            March 31
                               1997        (in thousands)       1996
                        Average           Average Average           Average
                       Balance  Interest    Rate  Balance  Interest   Rate
Assets:
Federal Funds Sold     $ 1,315   $    18    5.48% $ 7,973    $  103   5.17%
Investments:
Securities--Taxable     10,964       183    6.68%  10,120       170   6.72%
Non-Taxable                -0-       -0-     N/A      -0-       -0-    N/A
Total Loans, Including
 Fees                   58,226     1,413    9.71%  46,592     1,158   9.94%
Total Interest Earning
 Assets                 70,505     1,614    9.16%  64,685     1,431   8.85%

Cash and Due From Banks   2,400                     2,358
All Other Assets          3,995                     3,564
Loan Loss Reserve/
 Unearned Fees          (2,023)                    (1,336)

TOTAL ASSETS           $74,877                    $69,271

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits          $36,595    $  505    5.52% $40,654    $  601   5.91%
Other                   22,104       211    3.82%  14,029       110   3.14%
FHLB Advances               45         1    8.89%      47         1   8.51%
Federal Funds Purchased    -0-       -0-    0.00%     -0-       -0-   0.00%
Total Interest-Bearing
 Liabilities            58,744       717    4.88%  54,730       712   5.20%
Net Interest Income                  897                        719
Non-Interest Bearing
 Deposits                9,128                      8,289
Total Cost of Funds                         4.22%                     4.52%
All Other Liabilities      576                        576
Stockholders Equity      6,472                      5,663
Unrealized Gain/Loss on
 Securities                (43)                         5

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY   $74,877                    $69,271

Net Interest Yield                          4.28%                     3.65%
Net Interest Margin                         5.09%                     4.45%

Table 7 - Interest Rate Sensitivity

(In Thousands)                                March 31, 1997
                                   Less  One Year Greater    Non-
                                   Than  Through   Than    Interest
                                  1 Year  5 Years 5 Years  Bearing   Total
Asset:
Federal Funds Sold              $  2,785                            $ 2,785
Investments                          251  $ 4,062 $ 6,317            10,630
Loans - Fixed Rate                10,887   30,178     164            41,229
Floating Rate                     17,125                             17,125
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                                4,827    4,827

                                  31,048   34,240   6,481    4,827   76,596

Liabilities and Stockholders' Equity:
Interest-Bearing Deposits         53,021    6,658     -0-            59,679
Non-Interest Bearing Deposits                                9,975    9,975
FHLB Advances                                          45                45
Noninterest Bearing Liabilities
 and Stockholders' Equity                                    6,897    6,897

Total                             53,021    6,658      45   16,872   76,596

Interest Rate Sensitivity Gap    (21,973)  27,582   6,436  (12,045)     -0-

Cumulative Interest Rate
 Sensitivity Gap                $(21,973) $ 5,609 $12,045 $    -0-  $   -0-

OTHER INCOME

Total other income was $123,000 for the three month period ended March 31, 1997 as compared to $90,000 for the same period in 1996, an increase of $33,000. Other income is comprised primarily of customer service fees and other items. Contributing to the increase in other income was modest growth of $27,000 in checking service fees and NSF charges resulting primarily from an increase in the number of checking accounts.


OPERATING EXPENSES

Total operating expenses were $612,000 annualized, or 3.27% of average total assets, for the three month period ended March 31, 1997 as compared to $516,000, or 2.98%, for the same period in 1996. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $23,000 or 10.92% over the first three months of 1997 due to normal salary increases. Occupancy and equipment expenses increased approximately $13,000 when compared to expenses at March 31, 1996, an increase of 12.05%.

INCOME TAXES

The Bank recognizes income taxes using the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Bank's deferred tax asset is reviewed quarterly and adjustments to such asset are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such asset.

During the three month period ending March 31, 1997, the Bank recorded $142,000 in tax expense which resulted in an approximate effective rate of 38%. Comparably, in 1996, the Bank recorded $97,000 in tax expense, resulting in an approximate effective rate of 39%.

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

                    Exhibit 27 - Financial Data Schedule

3-31-97
Amount (In Thousands)
Cash                                                                 $2,965
Interest-Bearing Deposits                                             9,975
Federal Funds Sold                                                    2,785
Trading Assets                                                          -0-
Investments AFS                                                      10,630
Investments HTM                                                         -0-
Investments-Market                                                      -0-
Loans                                                                58,354
Allowance for Losses                                                    574
Total Assets                                                         76,596
Deposits                                                             69,654
Short-Term Borrowings                                                   -0-
Other Liabilities                                                       161
Long-Term Debt                                                           45
Preferred Stock-Mandatory                                               -0-
Preferred-Non Mandatory                                                 -0-
Common Stock                                                          2,334
Other Stockholders Equity                                             3,427
Total Liab.-Stockh. Equity                                           76,596
Interest on Loans                                                     1,413
Interest on Investments                                                 183
Other Interest Income                                                    18
Total interest Income                                                 1,614
Interest on Deposits                                                    716
Total Interest Expense                                                  717
Net Interest Income                                                     897
Provision-Loan Losses                                                    35
Securities-Gain/Loss                                                    -0-
Other Expenses                                                          612
Income Before Tax                                                       373
Income Before Extraordinary                                             373
Extraordinary Less Tax                                                  -0-
Cumul. Change Acct. Principal                                           -0-
Net Income                                                              231
Earnings Per Share-P                                                   0.49
Earnings Per Share-D                                                   0.49
Net Interest Yield-EA                                                  4.28
Loans-Non Accrual                                                       -0-
Loans Past Due > 90 Days                                                -0-
Troubled Debt Restructuring                                             -0-
Potential Problem Loans                                                 -0-
Allowance-Beginning                                                     563
Total Charge-Offs                                                        37
Total Recoveries                                                         13
Allowance End of Period                                                 574
Loan Loss-Domestic                                                      574
Loan Loss-Foreign                                                       -0-
Loan Loss-Unallocated                                                   155


(b)   Reports on Form 8-K, None.
                               FORM IO-QSB(A)

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 FIRST CENTRAL BANCSHARES, INC.

Date:             By: ____________________________________________________
                      Ed. F. Bell Chairman, President and Chief Executive
                      Officer


Date:             By: ____________________________________________________
                      Willard D. Price Executive Vice President and Chief Financial Officer