Form 10QSB
period 1997-06-30
FIRST CENTRAL BANCSHARES INC
filed 1997-08-14
CIK 897979

Page 2
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                              OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to _________
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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 466,755 on August 8, 1997.
                         FORM 10-QSB
                            Index
                                                         Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Accountant's Compilation Report                   3

           Condensed Consolidated Balance Sheets
           as of June 30, 1997 and December 31, 1996         4

           Condensed Consolidated Statements of Income
           for the six months ended June 30, 1997 and 1996   5

           Condensed Consolidated Statements of Cash
           Flows for the six  months ended June 30, 1997
           and 1996                                          6

           Notes to Condensed Consolidated Financial
            Statements                                       7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     8-13

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                13

   Item 2. Changes in Securities                            13

   Item 3. Defaults upon Senior Securities                  13

   Item 4. Submission of Matters to a Vote
           of Securities Holders                            13

   Item 5. Other Information                                13

   Item 6. Exhibits and Reports on Form 8-K              13-14

Signatures 15



















                ACCOUNTANT'S COMPILATION REPORT





Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have compiled the condensed consolidated balance sheets of First Central Bancshares, Inc. as of June 30, 1997 and December 31, 1996, and the related condensed consolidated statements of income and cash flows for the six month periods ended June 30, 1997 and 1996, included in the accompanying prescribed form in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

Our compilation was limited to presenting, in the form prescribed by the Securities and Exchange Commission, information that is the representation of management. We have not audited or reviewed the condensed consolidated financial statements referred to above and, accordingly, do not express an opinion or any other form of assurance on them.

These condensed consolidated financial statements (including related disclosures) which appear on pages 4 through 7 are presented in accordance with the requirements of the Securities and Exchange Commission, which differ from generally accepted accounting principles. Accordingly, these condensed consolidated financial statements are not designed for those who are not informed about such matters.





                                   Certified Public Accountants
                                   August 8, 1997
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                           June 30, December 31,
                                             1997      1996
-ASSETS-
 Cash and Due from Banks                   $ 3,265   $ 2,764
 Federal Funds Sold                            -0-     1,430
    Total Cash and Cash Equivalents          3,265     4,194

 Investment Securities Available for Sale   11,170    11,066

 Loans, Net                                 60,559    55,539

 Premises and Equipment, Net                 3,621     3,365
 Accrued Interest Receivable                   522       474
 Other Assets                                  209       209

TOTAL ASSETS                               $79,346   $74,847

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                    $10,399   $ 9,499
   Interest Bearing                         60,596    58,375
    Total Deposits                          70,995    67,874

 Federal Funds Purchased                     1,035       -0-
 Accrued Interest Payable                      301       331
 Other Liabilities                             196       323
    Total Liabilities                       72,527    68,528

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   466,755 Shares                            2,334     2,334
  Capital in Excess of Par Value             3,427     3,427
  Retained Earnings                          1,100       592
   Unrealized Gain (Loss) on Investment
    Securities                                 (42)      (34)
    Total Stockholders' Equity               6,819     6,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $79,346  $74,847










See accompanying notes to financial statements.

See Accountant's Compilation Report.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)







                                          (In Thousands Except
                                         per Share Information)
                                              Six Months Ended
                                                 June 30,
                                            1997         1996
INTEREST INCOME:
 Loans                                      $2,922       $2,438
 Investment Securities and Certificates
  of Deposit                                   366          350
 Federal Funds Sold                             37          172
  Total Interest Income                      3,325        2,960

INTEREST EXPENSE                             1,471        1,449

  Net Interest Income                        1,854        1,511

PROVISION FOR LOAN LOSSES                       93          118

Net Interest Income After
 Provision for Loan Losses                   1,761        1,393

OTHER INCOME                                   270          202

OPERATING EXPENSES                           1,207        1,059

INCOME BEFORE INCOME TAXES                     824          536

INCOME TAXES                                   316          209

NET INCOME                                  $  508       $  327

EARNINGS PER SHARE                          $ 1.09       $ 0.72

















See accompanying notes to financial statements.

See Accountant's Compilation Report.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                               Six Months Ended
                                                   June 30,
                                                 1997    1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                    $   508 $    327
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                        93      118
   Depreciation                                    119      109
   Amortization                                      2        2
   (Increase) in Interest Receivable               (48)     (15)
   Increase (Decrease) in Interest Payable         (30)      31
   Amortization of Premiums (Discounts) on
    Investment Securities and Certificates
     of Deposit, Net                                 8        8
   FHLB Stock Dividends                            (18)      (7)
   (Increase) Decrease in Other Assets              (2)      54
   (Decrease) in Other Liabilities                (121)    (186)
    Total Adjustments                                3      114
     Net Cash Provided by Operating Activities     511      441
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                         892    3,108
 Purchase of Investment Securities Available
  for Sale                                      (1,000)  (6,702)
 Increase in Loans                              (5,113)  (8,412)
 Purchase of Premises and Equipment               (375)    (237)
     Net Cash Used in Investing Activities      (5,596) (12,243)
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits                            3,121    6,226
 Increase in Federal Funds Purchased             1,035      -0-
   Net Cash Provided by Financing Activities     4,156    6,226
DECREASE IN CASH AND CASH EQUIVALENTS             (929)  (5,576)
CASH  AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       4,194    10,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 3,265  $  5,150
Supplementary Disclosure of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                     $ 1,501 $  1,391
  Income Taxes                                 $   375 $    362
Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment
   Securities                                  $     14 $   222
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities     $     6 $    136
  Change in Net Unrealized Loss on Investment
   Securities                                  $     8 $    356
 Issuance of Common Stock Dividend:
  Par                                          $   -0- $    212
  Capital in Excess of Par Value               $   -0- $    848
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                                $   -0- $  1,060




See accompanying notes to financial statements.

See Accountant's Compilation Report.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    June 30, 1997 and 1996

NOTE 1 - ORGANIZATION AND BUSINESS

First Central Bancshares, Inc. (the Company) was incorporated in 1993 for the purpose of becoming a one bank holding company. On April 3, 1993, the Company acquired 100% of First Central Bank (the Bank) through a share exchange agreement approved by the shareholders of the Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc. The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and three branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, and one located in Farragut, Knox County, Tennessee. In August 1997, the Bank is scheduled to begin construction of a new full service branch in Kingston, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts; and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Most and Cirrus network machines.

The consolidated financial statements include the accounts of First Central Bancshares, Inc. and its wholly owned subsidiary, First Central Bank. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, results of operations for the six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1996, the Company distributed a ten percent (10%) stock dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400. No stock dividends were declared during the six months ended June 30, 1997.

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


See Accountant's Compilation Report.
Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.

BALANCE  SHEET  ANALYSIS  - COMPARISON  AT  JUNE  30,  1997  TO
DECEMBER 31, 1996

Assets totalled $79.3 million as of June 30, 1997, as compared to $74.8 million as of December 31, 1996, an increase of 6.02%.

INVESTMENT SECURITIES

Investment securities were $11.2 million or 14.08% of total assets, as of June 30, 1997 a increase of $100,000 from $11.1 million as of December 31, 1996. During the six-month period there were $898 thousand in calls, maturities, and principal paydowns offset by the purchase of $1 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 15.58% of the portfolio as of June 30, 1997 and 17.31% as of December 31, 1996.

As of June 30, 1997 and December 31, 1996, the Bank's entire investment portfolio was classified as available for sale and reflected in the condensed consolidated balance sheets at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately $42,000 as of June 30, 1997, a change of approximately $8,000 from December 31, 1996, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During  the  first  six  months  of  1997,  total  gross  loans outstanding increased by approximately $5,297,000 to $62.8 million as of June 30, 1997 from $57.5 million as of December 31, 1996 attributable primarily to $16.7 million in originated loans offset by amortization and payoffs. As of June 30, 1997 and December 31, 1996, net loans outstanding represented 76% and 74% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of June 30, 1997 and December 31, 1996.

Table 1 - Loan Portfolio by Category

(In Thousands)
                                          June 30, December 31,
                                           1997       1996
Loans secured by real estate:
 Commercial properties                    $15,589    $15,745
 Construction and land development          9,951      7,781
 Residential and other properties          18,811     16,816
  Total loans secured by real estate       44,351     40,342
 Commercial and industrial loans            4,684      5,500
 Consumer loans                            12,797     10,719
 Other loans                                  931        906
                                           62,763     57,467
 Less:  Allowance for loan losses            (608)      (563)
        Unearned interest                  (1,537)    (1,303)
        Unearned loan fees                    (59)       (62)
   Loans, Net                             $60,559    $55,539

As of June 30, 1997, there were outstanding commitments to advance construction funds and to originate loans in the amount of $11.6 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $7.1 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of June 30, 1997 and December 31, 1996, the allowance had a balance of approximately $608,000 and $563,000, respectively. There were no loans on which the accrual of interest had been discontinued as of June 30, 1997 or at December 31, 1996, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the six month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                 6-30-97   % to 12-31-96 % to
Balance applicable to:           $ Amount Total $ Amount Total

Commercial, financial, and
 agricultural                      $ 70   11.51%$  64   11.37%
Real Estate - Construction          100   16.45%   78   13.85%
Real Estate - Mortgages             140   23.03%  169   30.02%
Installment - Consumers             128   21.05%  108   19.18%
Other                                14    2.30%  -0-     .00%
Other Unallocated                   156   25.66%  144   25.58%

Total                              $608  100.00% $563  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 6-30-97 6-30-96

Balance, at beginning of period                   $563    $434

Charge-offs:
Commercial, financial, and agricultural              2     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - Customers                             74      70
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural            -0-       5
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             28      24
Other                                              -0-     -0-

Net charge-offs                                     48      41
Additions to loan loss reserve                      93     118
Balance at end of period                          $608    $511

Ratio of net charge-offs to average loans outstanding.04% .06%


DEPOSITS

Deposits increased by $3.1 million to $71.0 million as of June 30, 1997 from $67.9 million as of December 31, 1996, an increase of 4.57%. Demand deposits, which include regular, money market, NOW and demand deposits, were $35.4 million, or 49.86% of total deposits, at June 30, 1997. Core deposits were 33.0% of total deposits at December 31, 1996. During the six-month period, the Bank was successful in increasing the balances in the demand deposit category as a result of its efforts to restructure the deposit portfolio from higher yielding term deposits to lower yielding demand deposits. Certificate accounts were $35.6 million at June 30, 1997, a decrease of $2.4 million over the $38.0 million as of December 31, 1996. Table 4 summarizes the Bank's deposits by major category as of June 30, 1997 and December 31, 1996.

Table 4 - Deposits by Category

(In Thousands)
                                          June 30, December 31,
                                           1997       1996
Demand Deposits:
 Noninterest-bearing accounts              $10,386   $ 9,499
 NOW and MMDA accounts                      21,899    16,916
 Savings accounts                            3,088     3,437
  Total Demand Deposits                     35,373    29,852

Term Deposits:
 Less than $100,000                        $27,627   $29,051
 $100,000 or more                            7,995     8,971
                                            35,622    38,022

                                           $70,995   $67,874
CAPITAL

During the six month period ended June 30, 1997, stockholders' equity increased by $500,000 to $6.8 million, due to net income for the period of $508,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, FHLB advances, and federal funds purchased.

As of June 30, 1997, the Bank held $11.2 million in available-for-sale securities and during the first six months of 1997 the Bank received $898,000 in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $3.1 million during the same six month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had advances outstanding from the FHLB of approximately $44,000 at June 30, 1997.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 1997, the Bank had no repurchase agreements outstanding.

As of June 30, 1997, the Bank had federal funds purchased of $1,035,000.

As of June 30, 1997, the Bank had capital of $6.8 million, or 8.6% of total assets, as compared to $6.3 million, or 8.4%, at December 31, 1996. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.
Table 5 - Regulatory Capital

(Dollars in Thousands)
                                                       Minimum
                                June 30, December 31, Regulatory
                                 1997       1996       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          10.9%     10.9%       4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          11.9%     11.9%       8.00%
Leverage Ratio                     8.8%      8.4%    Up to 5.00%
Total Risk-Weighted Assets      $62,336   $58,125

As of June 30, 1997 and December 31, 1996, the Bank exceeded all of the minimum regulatory capital ratio requirements.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE  30,
1997 AND 1996

GENERAL

The Bank reported net income of $508,000, or $1.09 per share for the six month period ended June 30, 1997 as compared with $327,000 or $0.72 per share for the same period in 1996, an increase of 55.35%.

NET INTEREST INCOME

Net interest income increased by $343,000 to $1,854,000, for the six month period in 1997 from the comparable period in 1996. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 9.26% totalled $71.8 million as of June 30, 1997. In comparison in 1996, average interest earning assets, at a yield of 8.98%, totalled $65.9 million.

Interest and dividend income increased by $365,000 for the six month period in 1997 compared to the same period in 1996. This improvement is primarily attributable to an increase of approximately $3.8 million, or 5.4%, in the volume of average earning assets during the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. Interest income on loans increased by $484,000 over the same two periods primarily as a result of an increase of approximately $7.4 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased only by $16,000 due to an increase of approximately $93,000 or .92% in the volume of investments during the six month period. Interest income on Federal Funds Sold decreased by
$135,000 due to a decrease of approximately $5.2 million in average Federal Funds Sold outstanding during the six month period as compared to $172,000 during the same period in 1996.

Total interest expense increased $22,000 for the six month period ended June 30, 1997 compared to the same period in 1996. Interest on deposits decreased by $21,000 as a result of lower weighted average rates paid on deposits. Interest paid on Federal Home Loan Bank advances for the two comparable periods was unchanged. The average rate on interest-bearing liabilities decreased to 4.92% for the six month period in 1997 from 5.19% in the comparable period of 1996.

Table 6 - Average Balances, Interest and Average Rates

                                     June 30,
                       1997       (in thousands)       1996
                   Average         Average  Average        Average
                   Balance  Interest  Rate  Balance Interest  Rate
Assets:
Federal Funds Sold   $ 1,340 $    37  5.52% $ 6,531  $  172  5.27%
Investments:
Securities--Taxable   10,951     366  6.68%  10,859     350  6.45%
Non-Taxable              -0-      -0-   N/A      -0-     -0-   N/A
Total Loans, Including
 Fees                 59,499    2,922  9.82%  48,544   2,438 10.04%
Total Interest Earning
 Assets               71,790    3,325  9.26%  65,934   2,960  8.98%

Cash and Due From
 Banks                 2,344                   2,475
All Other Assets       4,100                   3,637
Loan Loss Reserve/
 Unearned Fees        (2,096)                 (1,377)

TOTAL ASSETS         $76,138                 $70,669

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits        $36,533   $1,016  5.56% $41,664  $1,225  5.88%
Other                 23,146      452  3.90%  14,128     222  3.14%
FHLB Advances             45        2  9.77%      47       2  8.51%
Federal Funds
 Purchased                36        1  5.56%     -0-    -0-   0.00%
Total Interest-Bearing
 Liabilities          59,760    1,471  4.92%  55,839   1,449  5.19%
Net Interest Income             1,854                  1,511
Non-Interest Bearing
 Deposits              9,365                   8,705
Total Cost of Funds                    4.26%                  4.49%
All Other Liabilities    482                     520
Stockholders Equity    6,607                   5,665
Unrealized Gain/Loss on
 Securities              (76)                    (60)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY $76,138                  70,669

Net Interest Yield                    4.34%                  3.79%
Net Interest Margin                   5.17%                  4.58%
Table 7 - Interest Rate Sensitivity
                                 (In Thousands)
                                 June 30, 1997
                          Less    One Year   Greater Non-
                          Than    Through    Than   Interest
                         1 Year    5 Years   5 Years  Bearing  Total
Assets:
Federal Funds Sold        $    -0-      -0-       -0-    -0- $   -0-
Investments                    251  $ 4,550  $  6,369    -0-  11,170
Loans - Fixed Rate          10,760   32,321       102    -0-  43,183
Floating Rate               19,580      -0-       -0-    -0-  19,580
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                  -0-      -0-       -0-  5,406   5,406

                            30,591   36,871     6,471  5,406  79,339

Liabilities and Stockholders' Equity:
Interest-Bearing Deposits   52,767    7,842       -0-          60,609
Non-Interest Bearing Deposits                         10,386   10,386
Federal Funds Purchased      1,035      -0-       -0-    -0-    1,035
FHLB Advances                                      44              44
Noninterest Bearing Liabilities
 and Stockholders' Equity                       7,265           7,265
Total                       53,802    7,842        44  17,651  79,339
Interest Rate Sensitivity
 Gap                       (23,211)  29,029     6,427 (12,245)    -0-
Cumulative Interest Rate
 Sensitivity Gap          $(23,211)$  5,818  $ 12,245 $   -0- $   -0-

OTHER INCOME

Total other income was $270,000 for the six month period ended June 30, 1997 as compared to $202,000 for the same period in 1996, an increase of $68,000. Other income is comprised primarily of customer service fees and other items. Contributing to the increase in other income was growth of $65,000 in checking service fees and NSF charges resulting primarily from an increase in the number of checking accounts.

OPERATING EXPENSES

Total operating expenses were $1,207,000, or an annualized 3.18% of average total assets, for the six month period ended June 30, 1997 as compared to $1,059,000, or 3.00% for the same period in 1996. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $37,000 or 8.51% over the first six months of 1997 due to normal salary increases. Occupancy and equipment expenses increased approximately $27,000 when compared to expenses at June 30, 1996, an increase of 13.37%.

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

During the six month period ended June 30, 1997, the Bank recorded $316,000 in tax expense which resulted in an approximate effective rate of 38%. Comparably, in 1996, the Bank recorded $209,000 in tax expense, resulting in an approximate effective rate of 39%.

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 1 - OTHER INFORMATION

Item 1.     Legal Proceedings
       None.
Item 2.Changes in Securities
       None.
Item 3.Defaults Upon Senior Securities
       None.
Item 4.Submission of Matters to a Vote of Security Holders
       None.
Item 5.Other Information
       None.
Item 6.Exhibits and Reports on Form 8-K
(a)    Exhibits 27 - Financial Data Schedule.

             Exhibit 27 - Financial Data Schedule

                            6-30-97
                     Amount (In Thousands)
Cash                                                    $3,265
Interest-Bearing Deposits                               60,596
Federal Funds Sold                                         -0-
Trading Assets                                             -0-
Investments AFS                                         11,170
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   62,763
Allowance for Losses                                       608
Total Assets                                            79,346
Deposits                                                70,995
Short-Term Borrowings                                      -0-
Other Liabilities                                          189
Long-Term Debt                                              44
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,334
Other Stockholders Equity                                3,427
Total Liab.-Stockh. Equity                              79,346
Interest on Loans                                        2,922
Interest on Investments                                    366
Other Interest Income                                       37
Total interest Income                                    3,325
Interest on Deposits                                     1,468
Total Interest Expense                                   1,471
Net Interest Income                                      1,854
Provision-Loan Losses                                       93
Securities-Gain/Loss                                       -0-
Other Expenses                                           1,207
Income Before Tax                                          824
Income Before Extraordinary                                824
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 508
Earnings Per Share-P                                      1.09
Earnings Per Share-D                                      1.09
Net Interest Yield-EA                                     4.34
Loans-Non Accrual                                          -0-
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        563
Total Charge-Offs                                           76
Total Recoveries                                            28
Allowance End of Period                                    608
Loan Loss-Domestic                                         608
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      156


(b)  Reports on Form 8-K, None.
                        FORM IO-QSB(A)

                          SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           FIRST CENTRAL BANCSHARES, INC.

Date:          By:_____________________________________________
                   Ed.  F.  Bell Chairman, President and  Chief
                   Executive Officer


Date:          By:______________________________________________
                  Willard D. Price Executive Vice President and
                  Chief Financial Officer