Form 10QSB
period 1997-09-30
FIRST CENTRAL BANCSHARES INC
filed 1997-11-14
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB

     [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997
                              OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to _________
              Commission file number:  33-58832

                FIRST CENTRAL BANCSHARES, INC.
(Exact name of small business issue as specified in its charte r)

                          Tennessee
(State or other jurisdiction of incorporation or organization)
        725 Highway 321 North, Lenoir City, Tennessee
           (Address of principal executive office)

                          62-1482501
             (I.R.S. Employer Identification No.)
                          37771-0230
                          (Zip Code)

Registrant's telephone number, including area code:  (423) 986-
1300

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 466,755 on November 4, 1997.
                         FORM 10-QSB
                            Index
                                                         Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996    3

           Condensed Consolidated Statements of Income
            for  the  nine months ended September 30, 1997  and
1996       4

           Condensed Consolidated Statements of Cash
           Flows for the nine months ended September 30, 1997
           and 1996                                          5

           Notes to Condensed Consolidated Financial Statements
6-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     8-13

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                14

   Item 2. Changes in Securities                            15

   Item 3. Defaults upon Senior Securities                  15

   Item 4. Submission of Matters to a Vote
           of Securities Holders                            15

   Item 5. Other Information                                15

   Item 6. Exhibits and Reports on Form 8-K              15-16

Signatures                                                  15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                    September 30, December 31,
                                         1997        1996
-ASSETS-
 Cash and Due from Banks                $ 2,648    $ 2,764
 Federal Funds Sold                       1,860      1,430
    Total Cash and Cash Equivalents      4,508       4,194

 Investment Securities Available for Sale11,145     11,066

 Loans, Net                             60,505      55,539

 Premises and Equipment, Net             3,654       3,365
 Accrued Interest Receivable               442         474
 Other Assets                               185        209

TOTAL ASSETS                            $80,439    $74,847

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                 $10,629    $ 9,499
   Interest Bearing                      62,096     58,375
    Total Deposits                       72,725     67,874

 Federal Funds Purchased                    -0-         -0-
 Accrued Interest Payable                   302        331
 Other Liabilities                          229        323
    Total Liabilities                    73,256     68,528

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   466,755 Shares                         2,334      2,334
  Capital in Excess of Par Value          3,427      3,427
  Retained Earnings                       1,425        592
   Unrealized  Gain  (Loss)  on Investment  Securities      (3)
(34)
    Total Stockholders' Equity            7,183      6,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$80,439   $74,847







See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                  (In Thousands Except per Share Information)
                       Three Months Ended   Nine Months Ended
                          September 30,       September 30,
                          1997     1996        1997     1996
INTEREST INCOME:
 Loans                   $1,589   $1,334      $4,511   $3,772
 Investment Securities and CDs182    193         548      543
 Federal Funds Sold          24       27          61      199
  Total Interest Income   1,795    1,554       5,120    4,514

INTEREST EXPENSE            768      732       2,239    2,181

  Net Interest Income     1,027      822       2,881    2,333

PROVISION FOR LOAN LOSSES    57       75         150      193

 Net Interest Income After
  Provision for Loan Losses 970      747       2,731    2,140

OTHER INCOME                154      105         424      307

OPERATING EXPENSES          588      556       1,795    1,615

INCOME BEFORE INCOME TAX    536      296       1,360      832

INCOME TAXES                211      115         527      324

NET INCOME               $  325   $  181      $  833   $  508

EARNINGS PER SHARE       $  .70   $ 0.39      $ 1.78   $ 1.10
















See accompanying notes to financial statements.
         FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                           Nine Months Ended
                                             September 30,
                                               1997    1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   833 $   508
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                     150     193
   Depreciation                                  179     164
   Amortization                                    3       3
   Decrease in Interest Receivable                32       7
   Increase (Decrease) in Interest Payable       (29)     20
   Amortization of Premiums (Discounts) on
    Investment Securities and Certificates
     of Deposit, Net                              10      13
   FHLB Stock Dividends                          (22)    (14)
   (Increase) Decrease in Other Assets            21     (57)
   Increase (Decrease) in Other Liabilities     (112)       5
    Total Adjustments                            232      334
     Net Cash Provided by Operating Activities  1,065      842
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                     1,582   3,774
 Purchase of Investment Securities Available
  for Sale                                    (1,600) (6,963)
 Increase in Loans                            (5,116)(11,077)
 Purchase of Premises and Equipment             (468)    (423)
     Net Cash Used in Investing Activities    (5,602) (14,689)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Increase in Deposits                          4,851    8,529
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 314  (5,318)
CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  4,194    10,
726
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 4,508 $  5,408
Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $ 2,268 $  2,162
  Income Taxes                               $   589 $    435
Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment Securities$     49  $
   119
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities   $    18 $     73
  Change in Net Unrealized Loss on Investment Securities$    31
$    192
 Issuance of Common Stock Dividend:
  Par                                        $   -0- $    212
  Capital in Excess of Par Value             $   -0- $    848
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $   -0- $  1,060








See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 September 30, 1997 and 1996


NOTE 1 - ORGANIZATION AND BUSINESS

First Central Bancshares, Inc. (the Company) was incorporated in 1993 for the purpose of becoming a one bank holding company. On April 3, 1993, the Company acquired 100% of First Central Bank (the Bank) through a share exchange agreement approved by the shareholders of the Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc. The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and three branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, and one located in Farragut, Knox County, Tennessee. In August 1997, the Bank began construction of a new full service branch in Kingston, Tennessee. Construction is expected to be completed in December 1997. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts; and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Most and Cirrus network machines. In December 1997, the Bank is scheduled to begin providing internet banking services through nFront, Inc. The services will include access to deposit products, account transfers, automated bill paying and loan applications.

The consolidated financial statements include the accounts of First Central Bancshares, Inc. and its wholly owned subsidiary, First Central Bank. All significant intercompany transactions and balances have been eliminated.


NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, results of operations for the nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

The  results of operations for the nine months ended  September
30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 - COMMON STOCK DIVIDEND

In February 1996, the Company distributed a ten percent (10%) stock dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400. No stock dividends were declared during the nine months ended September 30, 1997.





NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

The following are recently issued accounting standards which the Bank has yet to adopt.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 provides a one year deferral on selected portions of SFAS No. 125.

The Bank has never entered into any transactions related to transfers of financial assets, sales of loans with servicing
retained,  or  servicing  of  loans  for  other  entities.   In
addition, the Bank does not anticipate entering into any of these types of transactions in the future. Therefore, SFAS No. 125 and SFAS No. 127 will not have any effect on the Bank's financial condition or results of operations.

Earnings per Share. In August 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. SFAS Nos. 128 and 129 establish standards for computing and presenting earnings per share and makes them comparable to international standards. These statements are effective for financial statements issued for periods ending after December 15, 1997. Application of these statements is not anticipated to have a significant impact on the preparation of the Bank's financial statements.

Reporting Comprehensive Income and Segment Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS Nos.
130 and 131 establish additional reporting requirements that will apply to the Bank's financial statements, but are not expected to have a significant impact on the financial statements. Both statements are effective for financial statements issued for the period ending after December 15, 1997.








Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.

BALANCE  SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30,  1997  TO
DECEMBER 31, 1996

Assets totalled $80.4 million as of September 30, 1997, as compared to $74.8 million as of December 31, 1996, an increase of 7.49%.

INVESTMENT SECURITIES

Investment securities were $11.15 million or 13.86% of total assets, as of September 30, 1997 an increase of $80,000 from $11.07 million as of December 31, 1996. During the nine-month period there were $1.6 million in calls, maturities, and principal paydowns offset by the purchase of $1.6 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 14.65% of the portfolio as of September 30, 1997 and 17.31% as of December 31, 1996.

As of September 30, 1997 and December 31, 1996, the Bank's entire investment portfolio was classified as available for sale and reflected in the condensed consolidated balance sheets at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately $3,000 as of September 30,
1997,  a  decrease of approximately $31,000 from  December  31,
1996, a result of lower rates in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During  the  first  nine  months of  1997,  total  gross  loans outstanding increased by approximately $5.2 million to $62.7 million as of September 30, 1997 from $57.5 million as of December 31, 1996 attributable primarily to $25.1 million in originated loans offset by amortization and payoffs. As of September 30, 1997 and December 31, 1996, net loans outstanding represented 75% and 74% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of September 30, 1997 and December 31, 1996.

Table 1 - Loan Portfolio by Category

   (In Thousands)
                                     September 30,December 31,
                                         1997         1996
Loans secured by real estate:
 Commercial properties                  $ 9,857    $15,745
 Construction and land development        9,700      7,781
 Residential and other properties        24,054     16,816
  Total loans secured by real estate     43,611     40,342
 Commercial and industrial loans          5,114      5,500
 Consumer loans                          12,963     10,719
 Other loans                                991        906
                                         62,679     57,467
 Less:  Allowance for loan losses          (617)      (563)
        Unearned interest                (1,500)    (1,303)
        Unearned loan fees                  (57)       (62)
   Loans, Net                           $60,505    $55,539
As of September 30, 1997, there were outstanding commitments to advance construction funds and to originate loans in the amount of $4.5 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $13.5 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of September 30, 1997 and December 31, 1996, the allowance had a balance of approximately $617,000 and $563,000, respectively. There were no loans on which the accrual of interest had been discontinued as of September 30, 1997 or at December 31, 1996, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                9-30-97  % to  12-31-96  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial, and agricultural$ 70  11.35%$ 64  11.37%
Real Estate - Construction          100 16.21%     78   13.85%
Real Estate - Mortgages            145  23.50%    169   30.02%
Installment - Consumers            131  21.23%    108   19.18%
Other                               15   2.43%    -0-     .00%
Other Unallocated                  156  25.28%    144   25.58%

Total                             $617  100.00%  $563  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 9-30-97 9-30-96

Balance, at beginning of period                   $563    $434

Charge-offs:
Commercial, financial, and agricultural              2       7
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-       6
Installment - Customers                            137      89
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural              1       6
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             42      20
Other                                              -0-     -0-

Net charge-offs                                     96      76
Additions to loan loss reserve                     150     193
Balance at end of period                          $617    $551

Ratio of net charge-offs to average loans outstanding      .16%
 .12%


DEPOSITS

Deposits increased by $4.8 million to $72.7 million as of September 30, 1997 from $67.9 million as of December 31, 1996, an increase of 7.1%. Demand deposits, which include regular, money market, NOW and demand deposits, were $37.8 million, or 51.98% of total deposits, at September 30, 1997. Core deposits were 33.0% of total deposits as of September 30, 1997 (39% as of December 31, 1996). During the nine-month period, the Bank was successful in increasing the balances in the demand deposit category as a result of its efforts to restructure the deposit portfolio from higher yielding term deposits to lower yielding demand deposits. Certificate accounts were $34.9 million at September 30, 1997, a decrease of $3.1 million over the $38.0 million as of December 31, 1996. Table 4 summarizes the Bank's deposits by major category as of September 30, 1997 and December 31, 1996.

Table 4 - Deposits by Category

      (In Thousands)
                                     September 30,December 31,
                                         1997         1996
Demand Deposits:
 Noninterest-bearing accounts           $10,629      $ 9,499
 NOW and MMDA accounts                   23,884       16,916
 Savings accounts                         3,287        3,437
  Total Demand Deposits                  37,800       29,852

Term Deposits:
 Less than $100,000                      27,127       29,051
 $100,000 or more                         7,798        8,971
                                         34,925       38,022

                                        $72,725      $67,874
CAPITAL

During  the  nine  month  period  ended  September  30,   1997,
stockholders' equity increased by $864,000 to $7.2 million, due to net income for the period of $833,000 and the increase in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, FHLB advances, and federal funds purchased.

As of September 30, 1997, the Bank held $11.1 million in available-for-sale securities and during the first nine months of 1997 the Bank received $1,582,000 in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $4.8 million during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had advances outstanding from the FHLB of approximately $44,000 at September 30, 1997.

The  Bank can also enter into repurchase agreement transactions
should  the  need  for  additional  liquidity  arise.   As   of
September 30, 1997, the Bank had no repurchase agreements outstanding.

As of September 30, 1997, the Bank had no federal funds purchased.

As of September 30, 1997, the Bank had capital of $7.2 million, or 8.9% of total assets, as compared to $6.3 million, or 8.4%, as of December 31, 1996. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.
Table 5 - Regulatory Capital

    (Dollars in Thousands)
                                                    Minimum
                           September 30,December 31,Regulatory
                               1997         1996       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets       12.1%        10.9%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets       13.1%        11.9%     8.00%
Leverage Ratio                 10.1%         8.4%  Up to 5.00%
Total Risk-Weighted Assets   $59,469      $58,125

As  of  September  30, 1997 and December  31,  1996,  the  Bank
exceeded   all   of  the  minimum  regulatory   capital   ratio
requirements.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTH  PERIODS   ENDED
SEPTEMBER 30, 1997 AND 1996

GENERAL

The Bank reported net income of $833,000, or $1.78 per share for the nine month period ended September 30, 1997 as compared with $508,000 or $1.10 per share for the same period in 1996, an increase of 63.97%.

NET INTEREST INCOME

Net interest income increased by $548,000 to $2,881,000, for the nine month period in 1997 from the comparable period in 1996. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 9.34% totalled $73.1 million as of September 30, 1997. In comparison in 1996, average interest earning assets, at a yield of 9.02%, totalled $66.7 million.

Interest and dividend income increased by $606,000 for the nine month period in 1997 compared to the same period in 1996. This improvement is primarily attributable to an increase of approximately $7.2 million, or 10.8%, in the volume of average earning assets during the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. Interest income on loans increased by $739,000 over the same two periods primarily as a result of an increase of approximately $10.1 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased only by $5,000 due to an increase in average yield on investments from 6.52% to 6.65%. Average investments decreased approximately $129,000 or 1.16% during the nine month period ended September 30, 1997. Interest income on Federal Funds Sold decreased by $138,000 due to a decrease of approximately $3.5 million in average Federal Funds Sold outstanding during the nine month period as compared to the same period in 1996.

Total interest expense increased $59,000 for the nine month period ended September 30, 1997 compared to the same period in 1996. Interest on deposits decreased by $324,000 as a result of lower weighted average rates paid on deposits. Interest paid on Federal Home Loan Bank advances for the two comparable periods was unchanged. The average rate on interest-bearing liabilities decreased to 4.94% for the nine month period in 1997 from 5.18% in the comparable period of 1996.
Table 6 - Average Balances, Interest and Average Rates

    September 30,
                  1997        (in thousands)       1996
                  Average        AverageAverage        Average
                 Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold$ 1,510 $    61  5.39%$ 5,046  $  199  5.26%
Investments:
Securities--Taxable10,974     548  6.66% 11,103     543  6.52%
Non-Taxable          -0-      -0-    N/A    -0-     -0-    N/A
Total Loans, Including
 Fees             60,635    4,511  9.92% 50,555   3,772  9.95%
Total Interest Earning
 Assets           73,119    5,120  9.34% 66,704   4,514  9.02%

Cash and Due From Banks2,359              2,484
All Other Assets   4,166                  3,731
Loan Loss Reserve/
 Unearned Fees    (2,134)                (1,412)

TOTAL ASSETS     $77,510                $71,507

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits    $36,109    1,510  5.57%$41,641   1,834  5.87%
Other             24,285      725  3.99% 14,413     344  3.19%
FHLB Advances         44        3  9.09%     47       3  8.51%
Federal Funds Purchased     30      1 4.44%    -0-    -0-0.00%
Total Interest-Bearing
 Liabilities      60,468    2,239  4.94% 56,101   2,181  5.18%
Net Interest Income        $2,881                $2,333
Non-Interest Bearing
 Deposits          9,847                  9,149
Total Cost of Funds                4.26%                 4.46%
All Other Liabilities496                    501
Stockholders Equity6,756                  5,852
Unrealized Gain/Loss on
 Securities          (57)                   (96)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY$77,510             $71,507

Net Interest Yield                 4.40%                 3.84%
Net Interest Margin                5.25%                 4.66%
Table 7 - Interest Rate Sensitivity
                                 (In Thousands)
                               September 30, 1997
                          Less  One Year Greater  Non-
                          Than  Through  Than   Interest
                         1 Year  5 Years 5 Years  Bearing  Total
Assets:
Federal Funds Sold      $ 1,860  $   -0-$   -0- $    -0-$ 1,860
Investments                 250    4,545  6,350     -0-  11,145
Loans - Closed-End        5,229   15,253     46     -0-  20,528
Other Loans              22,757   19,379     15     -0-  42,151
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve               -0-      -0-    -0-    4,757   4,757

                         30,096   39,177  6,411    4,757  80,441

Liabilities and Stockholders' Equity:
Interest-Bearing Deposits51,775   10,320    -0-          62,095
Non-Interest Bearing Deposits                    10,629  10,629
Federal Funds Purchased     -0-      -0-    -0-     -0-     -0-
FHLB Advances                                44              44
Noninterest Bearing Liabilities
 and Stockholders' Equity                          7,673   7,673
Total                    51,775   10,320     44   18,302  80,441
Interest Rate Sensitivity Gap 21,679  28,857  6,367  (13,545)    -0-
Cumulative Interest Rate
 Sensitivity Gap        $21,679  $ 7,178$13,545 $    -0- $   -0-

OTHER INCOME

Total other income was $424,000 for the nine month period ended September 30, 1997 as compared to $307,000 for the same period in 1996, an increase of $117,000. Other income is comprised primarily of customer service fees and other items. Contributing to the increase in other income was growth of $61,000 in checking service fees and NSF charges resulting primarily from an increase in the number of checking accounts.

OPERATING EXPENSES

Total operating expenses were $1,795,000, or an annualized 3.09% of average total assets, for the nine month period ended September 30, 1997 as compared to $1,615,000, or 3.01% for the same period in 1996. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $92,000 or 11.39% over the first nine months of 1997 due to normal salary increases. Occupancy and equipment expenses increased approximately $93,000 when compared to expenses at September 30, 1996, an increase of 16.34%.

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

During the nine month period ended September 30, 1997, the Bank recorded $527,000 in tax expense which resulted in an approximate effective rate of 39%. Comparably, in 1996, the Bank recorded $324,000 in tax expense, resulting in an approximate effective rate of 39%.

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

             Exhibit 27 - Financial Data Schedule

                            9-30-97
                     Amount (In Thousands)
Cash                                                   $ 2,648
Interest-Bearing Deposits                                  -0-
Federal Funds Sold                                       1,860
Trading Assets                                             -0-
Investments AFS                                         11,145
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   62,679
Allowance for Losses                                       617
Total Assets                                            80,439
Deposits                                                72,725
Short-Term Borrowings                                      -0-
Other Liabilities                                          229
Long-Term Debt                                              44
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,334
Other Stockholders Equity                                3,427
Total Liab.-Stockh. Equity                              80,439
Interest on Loans                                        4,511
Interest on Investments                                    548
Other Interest Income                                       61
Total interest Income                                    5,120
Interest on Deposits                                     2,236
Total Interest Expense                                   2,239
Net Interest Income                                      2,881
Provision-Loan Losses                                      150
Securities-Gain/Loss                                       -0-
Other Expenses                                           1,795
Income Before Tax                                        1,360
Income Before Extraordinary                              1,360
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 833
Earnings Per Share-P                                      1.78
Earnings Per Share-D                                      1.78
Net Interest Yield-EA                                     4.40
Loans-Non Accrual                                          -0-
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        563
Total Charge-Offs                                          139
Total Recoveries                                            43
Allowance End of Period                                    617
Loan Loss-Domestic                                         617
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      156


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





                           FIRST CENTRAL BANCSHARES, INC.

Date:                                                       By:
____________________________________________________
                  Ed. F. Bell Chairman, President and Chief
                    Executive Officer


Date:                                                       By:
____________________________________________________
                   Willard  D. Price, Executive Vice  President
and
                   Chief Financial Officer