Form 10KSB
period 1997-12-31
FIRST CENTRAL BANCSHARES INC
filed 1998-03-31
CIK 897979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

         [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997
                                OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

                 Commission file number:  33-58832

                  FIRST CENTRAL BANCSHARES, INC.
  Exact name of small business issue as specified in its charter)
                             Tennessee
  (State or other jurisdiction of incorporation or organization)
           725 Highway 321 North, Lenoir City, Tennessee
              (Address of principal executive office)
                            62-1482501
               (I.R.S. Employer Identification No.)
                            37771-0230
                            (Zip Code)

Registrant's telephone number, including area code:  (423) 986-
1300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to  Section  12(g)  of  the  Act:
Common Stock (par value $1.00 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [X] Yes     [ ] No
Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year was $7,526,796.

At February 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $12,602,385. The last recorded trade of shares between individuals was on November 17, 1997 at a price of $27 per share.

As of February 13, 1998, issuer had 466,755 shares of its $5.00 par value common stock outstanding.
                              PART I

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

(b)  Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and three branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, one located in Farragut, Knox County, Tennessee, and one located in Kingston, Roane County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County,Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts; and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Most and Cirrus network machines.

The Kingston office in Roane County opened December 29, 1997. The competition includes four other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include twelve commercial banks and seven savings banks/savings and loan associations. A new commercial bank opened in Anderson County in 1995 and is the smallest in terms of asset size. First Central is the second smallest in asset size and remains the fastest growing institution in Loudon County, and the above-described market area. The Bank plans to expand its operations into Mcminn County with the opening of a full service branch in Sweetwater planned for late 1998 or early 1999.

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

Interstate  Banking  and  Branching  Legislation  The  Riegle-Neal
Interstate Banking and Branching Efficiency Act of 1994(the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

Compliance with environmental laws has not directly impacted the Company or Bank. However, compliance has impacted the lending functions of the Bank to commercial business customers. All commercial loans require an environmental assessment at varying levels of expertise.

As of December 31, 1997, the Bank employed 35 salaried persons and 7 hourly persons.

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

(b)(5)    Deposits

See Item 7 - Financial Statements and Schedule I (Attached)

(b)(6)    Return on Equity and Assets

See Item 6 - Management's Discussion and Analysis or Plan of Operation and Schedule VIII - Return on Assets and Equity.

(b)(7)    Short-Term Borrowings

None.

Item 2. Description of Property.

(a) Location of Property

As detailed in Item 1, the Bank operates offices in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee, Farragut, Knox County, Tennessee and Kingston, Roane County, Tennessee. The main office in Lenoir City is a new, modern facility containing approximately 10,000 square feet and was occupied in January of 1993. The Loudon office is a modern facility which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a new, modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet. The Kingston office which opened December 29, 1997, is similar to the Farragut branch with approximately 6,000 square feet.

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

(c)  Description of Real Estate and Operating Data

(1)  The  Company  has  its principal offices in its  headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties which house the branches at Loudon and Tellico Village, Loudon, Tennessee, Farragut, Tennessee and at Kingston, Tennessee. The Bank held an operating lease on an office in Oak Ridge, Tennessee for the purpose of a loan office, which was not in operation as of December 31, 1997. The bank also holds vacant property for a future branch in Sweetwater, Tennessee. None of the properties amount to ten (10%) percent of total assets and none are encumbered.

Item 3. Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1997.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The stock of the Company is not publicly traded on any exchange or market. The stock is traded between individual stockholders only. The stock was issued in a one for one share exchange with the Bank stockholders when the Bank was merged with the Company on April 6, 1993. The price for the traded stock is set between the individuals. However, Company officials believe that the stock has traded from a low of $21.00 per share to a high of $30.00 per share between January 1997 and the date of this report as per individuals who have sold and/or purchased stock.

(b)  Holders

The Company has approximately six hundred and twenty (620) shareholders of common stock.

(c)  Dividends

No  dividends  were  distributed in 1997.  In  February  1996  the
Company distributed a ten (10%) percent dividend to its stockholders by issuing an additional 42,376 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $211,880, additional paid in capital $20.00 or $847,520, and charged retained earnings a total of $1,059,400.

Item 6. Management's Discussion and Analysis

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Central Bancshares, Inc. is a one bank holding company which owns 100% of outstanding the stock of First Central Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The  following  represents a narrative analysis of  the  financial condition and operational results of the company and its subsidiary bank for 1997. For a more complete understanding of this narrative, please refer to the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report.

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 1997 total assets increased 10.6% from December 31, 1996. Federal Funds sold increased significantly due to good deposit growth and resulted in a net increase of 295.1% at December 31, 1997 from December 31, 1996. Investment securities increased 1.3% from December 31, 1996 as the bank essentially replaced maturing securities and increased liquidity through the federal funds market.

Net loans increased 4.5% as the Bank had more normal loan growth and experienced some pay downs at year end. Real estate loan growth overall was 2.8%, however, residential properties increased significantly as opposed to commercial properties. Construction and land development loans increased by 6.3%. Commercial and non-residential properties decreased by 48.5%, with residential mortgage loans and other properties increasing by 49.2%. Consumer and other loans increased 15.0%, and commercial loans decreased by 4.9%.

Management has continued to increase the loan loss reserve prudently with the growth of loans. The adequacy of the loan loss reserve is evaluated monthly by management and quarterly by the board of directors. The reserve for loan losses was increased 4.3% and remains approximately 1% of net loans outstanding.
Nonperforming assets increased by $35,000 from 1996. This resulted in nonperforming loan ratios of .06% of total loans at 12/31/97 and .007% at 12/31/96. Coverage of loan loss reserve to nonperforming assets was 15x and 140x respectively for 1997 and 1996. Total nonperforming assets to total assets were .05% at 12/31/97 and .005% at 12/31/96. The nonperforming ratios all remain insignificant. Past dues of thirty (30) days or more but less than ninety (90) days total 1.22% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will remain low.

As noted earlier, net Investment securities increased 1.3%. The total net securities are accounted for under Financial Accounting Standard (FAS) 115, (see notes to consolidated financial statements). All securities are in Government or Government agency issues. Also the Bank increased by 12.4% its investment in Federal Home Loan Bank of Cincinnati stock due to growth in assets, real estate loans and through stock dividends.

Net investment in premises and equipment increased 22.8% due primarily to completion of the Kingston Office and the purchase of property in Sweetwater for a future office. Other assets increased by 6.3% due to an increase in accrued interest receivable and an increase in prepaid expense.

Deposit increases of 9.9% reflect continued steady growth with the Farragut Office continuing to be a major factor. Deposit growth is expected to increase significantly in 1998 due to the Kingston Office. Demand deposit growth increased 22.2% as opposed to an increase in time deposits of .2%. Non-interest bearing demand deposits increased 13.3% and interest bearing demand deposits increased 26.3%. The increase in these deposits reflect the continued success of a new money market product that produced new money as well as the transfer of money from certificates of deposit which accounts for the slight increase in time deposits. Time deposits under $100,000 decreased 5.5% while time deposits over $100,000 increased by 18.8%. Other liabilities increased 12.3% which primarily was due to year end construction liabilities associated with the Kingston Office.

Liquidity, which is the company's ability to mobilize cash to meet operating needs, was up significantly from the prior year. This increase resulted primarily from the increase in federal funds sold as noted previously. The liquidity ratio at year end was well above regulatory requirements. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long term credit advances. Also, the Bank may enter into repurchase agreements or purchase federal funds should the need for additional liquidity arise. Cash and due from banks increased by 9.7% over 1996. Net unrealized losses on investments in 1996 improved by 103.8% which resulted in a net gain at year end by 195.9%. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising rate environment.

The Company and its subsidiaries had an increase of 47.8% in net income for 1997 as compared to an increase of 52.6% for 1996. The return on average assets (ROAA) for the year was 1.5% versus 1.0% for 1996. The return on equity (ROE) was 16.9% versus 13% for 1996.

Net interest income increased by 20.5% while total interest income increased by 12.3%. Interest income is composed of the following: loan income which increased by 16.5%; investment securities income which increased by 1.6% and federal funds sold income which decreased 46.6%. Interest expense increased by 3.7%. The components of interest expense include interest on now accounts and money market accounts which increased 114.0% due to the previously mentioned new money market product; savings accounts which decreased 17.2%; and certificates of deposits which decreased 15.5%. This small increase in interest expense reflects the shifting of deposits from term deposits to lower yielding money market accounts, as well as flat rates. These factors resulted in a net interest margin of 5.25% versus a margin of 4.58% for 1996.

Non-interest income increased 31.5%. Service charge income is the largest component of non-interest income and increased 26.8% as deposit accounts continued to grow. Non-interest expense increased 9.6%. Salaries and benefits, data processing fees and occupancy expense account for the largest components of non-interest expense and all increased moderately. Salaries and benefits increased by 10.5% due to the addition of employees and normal salary increases. Data processing increased only 1.1% as a result of transferring postage costs to a third party which is reflected below. Occupancy expense/F&E depreciation and maintenance expenses increased by 5.7%. Other miscellaneous expenses, including the shift in postage resulted in an increase of 13.8%. All non-interest costs will continue to increase as deposits grow and a new planned full service office is opened in 1998.

The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Bank by outside vendors and a data processing service center. During 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Bank's data processing service center and the majority of the other vendors which have been contacted have indicated that their hardware and or software will be Year 2000 compliant. Testing will be performed for compliance. It is anticipated there will be some additional expenses incurred during the next to years related to the Year 2000 issues and they may be material to the consolidated financial statements of the company.

CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31, 1993. The company issued 38,560 shares of stock in 1994 in the form of a stock dividend to shareholders. The Company also issued 42,376 shares of stock in the form of a stock dividend in 1996. The Company will issue 46,526 shares of stock as a stock dividend in February 1998.

Total capital was $6.9 million at December 31, 1996. Total Tier I capital was $6.3 million. Total capital at December 31, 1997 was $8 million and Tier I capital was $7.5 million Risk based capital guidelines as defined by the banking regulators require the Bank to maintain minimum total capital ratios of 8% to risk-weighted assets, Tier I capital of 4%, and Tier I capital to average assets of 3%. The Bank maintained total capital of 13.9% at 12/31/97 and 10.6% at 12/31/96. Tier I capital was 12.9% and 9.7% for 1997 and
1996 respectively. Tier I capital to average assets was 9.5% at 12/31/97 and 8.4% at 12/31/96. The Bank exceeds all of the minimum capital ratio requirements in the years discussed and management believes that the capital position is more than adequate to support the operations of the company and the subsidiary bank.

REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and Securities and Exchange Commission (SEC).

In 1993, the shareholders of the Bank approved the formation of a single-bank holding company and a plan for the exchange of one share of bank stock for one share of holding company stock. This transaction was accomplished April 6, 1993. The Bank had an agreement with TDFI and FDIC not to declare or pay any cash dividends for the first three years of existence. The Company has now passed that three year threshold and will address dividends according to the established dividend policy. As noted previously, the Company declared and paid a stock dividend in 1994 of 38,560 shares which represented a dividend of 10%. The company also paid a stock dividend of 42,376 shares in 1996.

Beginning in 1993, FDIC deposit insurance premiums were assessed based on the financial soundness (including capital adequacy) and the risks inherent in the Bank. The premiums ranged from $.23 per $100 of deposits to $.31 per $100. The Bank was assigned the rate of $.23 per $100 for 1993 and 1994. In 1995 the rate was lowered to a range of $.04 to $.31 for assessments when the Bank Insurance Fund (BIF) reached 1.25% of total bank domestic deposits in the third quarter. This rate was further reduced to a minimum of $500 at year end. This significantly reduced the bank's cost for 1995 and remained nominal for 1996 and 1997.

The following are recently issued accounting standards which we have yet to adopt. For information about recent accounting standards which we have adopted, see the Notes to Financial Statements in this report.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

In December 1996, the FASB subsequently issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" as an amendment of FASB Statement No. 125. SFAS No. 127 provides a one year deferral on selected portions of SFAS No. 125.

We have never entered into any transactions related to transfers of financial assets, sales of loans with servicing retained, or servicing of loans for other entities. In addition, we do not anticipate entering into any of these types of transactions in the future. Therefore, SFAS No. 125 and SFAS No. 127 will not have any effect on our financial condition or results of operations.

In August 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." SFAS Nos. 128 and 129 establish standards for computing and presenting earnings per share and makes them comparable to international standards. These statements are effective for financial statements issued for periods ending after December 15, 1997.

Application of these statements is not anticipated to have a significant impact on the preparation of the holding company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 establish additional reporting requirements that will apply to the holding company's financial statements beginning in 1998, but are not anticipated to have a significant impact on the preparation of our holding company's financial statements. Both statements are effective for financial statements issued for periods beginning after December 31, 1997.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 amends FASB Statements Nos. 87, 88 and 106 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 does not apply to any of the benefit plans we currently provide or anticipate providing to our employees in the near future. Therefore, it will not have any effect on our financial condition, results of operations, or preparation of consolidated financial statements.

NOTE: NUMERICAL ENTRIES APPEARING IN THIS REPORT HAVE BEEN ROUNDED FOR EASE IN READABILITY. ACTUAL FIGURES APPEAR IN THE AUDITOR'S REPORT, WHICH IS CONTAINED WITHIN THE FOLLOWING PAGES OF THIS DOCUMENT.
Item 7.  Consolidated Financial Statements and Financial Data
Schedules














                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                     Lenoir City, Tennessee

                CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1997, 1996, and 1995


                     INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





                                             Certified     Public
Accountants
                                        February 13, 1998


                    FIRST CENTRAL BANCSHARES, INC.
                            AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS



                                 As of December 31,      1997             1996
                                ASSETS
Cash and Due From Banks                $ 3,032,065   $ 2,764,463
Federal Funds Sold                       5,650,000     1,430,000
   Total Cash and Cash Equivalents       8,682,065     4,194,463

Investment Securities at Fair Value     11,214,710    11,066,097
Loans, Net                              58,035,658    55,539,328
Premises and Equipment, Net              4,133,082     3,365,315
Accrued Interest Receivable                494,593       473,576
Prepaid Expenses and Other                 186,807        70,969
Deferred Income Tax Benefit                 43,218       137,227

TOTAL ASSETS                           $82,790,133   $74,846,975

                        LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                               $36,466,335   $29,852,289
  Term                                  38,108,158    38,021,658
   Total Deposits                       74,574,493    67,873,947

Advances From Federal Home Loan Bank        43,121        45,291
Accrued Interest Payable                   335,242       330,963
Accrued Income Taxes                         9,499       148,057
Other                                      346,646       129,652
   Total Liabilities                    75,309,001    68,527,910

SHAREHOLDERS' EQUITY
Common Stock - Par Value $5.00, Authorized 2,000,000
Shares; Issued and Outstanding 466,755 Shares2,333,775 2,333,775
Capital in Excess of Par Value           3,426,999     3,426,999
Retained Earnings                        1,719,082       591,812
Shareholders' Equity Before Net Unrealized Gain
(Loss) on Investment Securities          7,479,856     6,352,586
Net Unrealized Gain (Loss) on
 Investment Securities                       1,276       (33,521)
   Total Shareholders' Equity            7,481,132     6,319,065

TOTAL LIABILITIES AND EQUITY           $82,790,133   $74,846,975












The accompanying notes are an integral part of these financial stateme nts.

                 FIRST CENTRAL BANCSHARES, INC.
                          AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME



              For the Years Ended December 31,   1997      1996          1995

INTEREST INCOME
 Loans                            $5,902,302 $5,062,850 $3,945,231
 Investment Securities and
  Certificates of Deposit
  in Other Banks                     740,478   729,119   534,512
 Federal Funds Sold                  123,232    230,768    179,837
  Total Interest Income            6,766,012 6,022,737 4,659,580

INTEREST EXPENSE                   3,033,938  2,926,849  2,231,678

NET INTEREST INCOME                3,732,074 3,095,888 2,427,902

PROVISION FOR LOAN LOSSES            177,500    211,500    115,000

NET INTEREST INCOME AFTER
 PROVISION  FOR LOAN LOSSES        3,554,574  2,884,388  2,312,902

NONINTEREST INCOME
 Service Charges on Demand
  Deposits                           488,050   384,746   305,767
 Loan Fees and Other
  Service Charges                    244,812   176,494   176,427
 Gain on Sales of Investment
  Securities                             -0-       -0-     4,858
 Other                                27,922     17,207     13,589
  Total Noninterest Income           760,784    578,447    500,641

NONINTEREST EXPENSE
 Salaries and Employee Benefits    1,262,753 1,142,994   963,218
 Occupancy Expense                   234,578   226,885   192,803
 Data Processing Fees                200,105   197,935   182,031
 Furniture and Equipment
  Depreciation and Maintenance       253,172   234,558   184,744
 Federal Insurance Premiums           21,961    14,536    64,718
 Advertising and Promotion            93,087    82,138   102,609
 Office Supplies and Postage         131,344    94,435    94,352
 Other                               275,922     262,998    217,846
  Total Noninterest Expense        2,472,922  2,256,479  2,002,321

INCOME BEFORE INCOME TAXES         1,842,436 1,206,356   811,222

INCOME TAXES                         715,166    443,618    311,288

NET INCOME                        $1,127,270 $  762,738 $  499,934

EARNINGS PER SHARE AMOUNTS        $     2.42 $     1.65 $     1.18




 The accompanying notes are an integral part of these financial statements.

                       FIRST CENTRAL BANCSHARES, INC.
                               AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For The Years Ended December 31, 1997, 1996, and 1995




                                              Net
                                            Unrealized
                                            Gain (Loss)
                       Capital in             on        Total
               Common  Excess of  Retained  Investment Shareholders'
                 Stock    Par Value    Earnings  Securities      Equ
ity
BALANCES,
  JANUARY  1,  1995$2,121,895 $2,579,479 $   388,540 $(189,930)$4,89
9,984

Change in Net
 Unrealized Gain
 (Loss) on
 Investment
 Securities        -0-       -0-        -0-  178,605     178,605

Net Income         -0-        -0-     499,934        -0-   499,934

BALANCES,
 DECEMBER 31, 19952,121,895 2,579,479 888,474 (11,325) 5,578,523

Change in Net
 Unrealized Gain
 (Loss) on
 Investment
 Securities        -0-       -0-        -0-  (22,196)    (22,196)

Stock Dividend
 of 42,376
 Shares of
 Common Stock  211,880   847,520 (1,059,400)     -0-         -0-

Net Income         -0-        -0-     762,738       -0-    762,738

BALANCES,
 DECEMBER 31, 19962,333,775 3,426,999 591,812 (33,521) 6,319,065

Change in Net
 Unrealized Gain
 (Loss) on
 Investment
 Securities        -0-       -0-        -0-   34,797      34,797

Net Income         -0-        -0-   1,127,270       -0-  1,127,270

BALANCES,
DECEMBER  31, 1997$2,333,775 $3,426,999 $ 1,719,082 $    1,276  $7,4
81,132


 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

         For  the  Years  Ended December  31,     1997          1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                  $ 1,127,270 $    762,738 $    499,934
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
   Provision for Loan Losses     177,500     211,500     115,000
   Depreciation                  238,292     222,441     192,275
   Amortization                    4,460       4,460       4,460
   Loss on Sale of Premises and
    Equipment                        143         -0-         -0-
   Deferred Income Tax (Benefit)  72,681     (33,140)    (35,009)
   Increase in Unearned Interest  92,637     434,666     122,456
   Increase (Decrease) in Unearned
    Loan Fees                     (9,225)     17,990      19,353
   Amortization of Net Premiums on
    Certificates of Deposit in Other
    Banks and Investment Securities12,874     17,302       8,074
    Federal  Home Loan Bank Stock Dividends    (15,900)     (13,700)
(11,900)
   (Gain) on Sales of Investment
    Securities                       -0-         -0-      (4,858)
   (Gain) on Sales of Foreclosed
    Real Estate                      -0-         -0-        (733)
   (Increase) in Accrued Interest
    Receivable                   (21,017)   (112,871)    (70,850)
   (Increase) Decrease in Prepaid
        Expenses    and    Other             (120,298)        16,035
(2,632)
   Increase in Accrued Interest
    Payable                        4,279      16,165      92,536
   Increase (Decrease) in Income Taxes
    Payable                     (138,558)    (23,232)    257,827
   Increase in Other Liabilities 216,994      21,868      81,236
    Total Adjustments            514,862     779,484     767,235
     Net Cash Provided by
      Operating Activities     1,642,132    1,542,222   1,267,169
CASH FLOWS FROM INVESTING ACTIVITIES
 Net Decrease in Certificates of
  Deposit  in Other Banks            -0-     100,000         -0-
 Investment Securities Available
  For Sale:
   Purchases                  (2,827,894) (7,705,466) (2,695,419)
   Principal Repayments on Mortgage-
    Backed Securities            388,432     478,085     459,437
   Maturities                  2,350,000   4,600,000   1,400,000
   Sales                             -0-         -0-     192,018
   Investment Securities Held to Maturity
   Purchases                         -0-        -0-   (2,248,750)
   Maturities                        -0-         -0-   1,750,000
   Increase in Loans          (2,757,242)(12,394,112) (7,431,029)
   Net Purchases of Premises
    and Equipment             (1,007,064)   (498,511)   (707,111)
  Proceeds from Sale of Premises
   and Equipment                     862          -0-         -0-
     Net Cash Used in Investing
      Activities              (3,852,906) (15,420,004) (9,280,854)
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




         For   the  Years  Ended  December  31,    1997         1996
1995
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits          6,700,546   7,348,063  14,554,437
 Repayment of Federal Home
  Loan Bank Advances              (2,170)      (2,000)     (1,843)
     Net Cash Provided by Financing
      Activities               6,698,376    7,346,063  14,552,594

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS          4,487,602  (6,531,719)  6,538,909

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             4,194,463   10,726,182   4,187,273

CASH AND CASH EQUIVALENTS,
 END OF YEAR                  $8,682,065  $  4,194,463 $10,726,182

Supplementary Disclosures of Cash
 Flow Information:
  Cash Paid During the Year for:
  Interest                    $3,029,659 $  2,910,684 $ 2,139,142
  Income Taxes                $  781,043 $    499,990 $    88,470

Supplementary Disclosures of Noncash
 Investing Activities:
  Sales of Foreclosed Real Estate by
  Origination of Mortgage Loans$      -0- $        -0- $    20,755
  Transfer of Investment Securities From
   Held to Maturity to Available For Sale
   Category                   $      -0- $        -0- $ 2,090,422
  Change in Unrealized Gain (Loss) on
   Investment Securities      $   56,125 $     35,797 $   288,069
  Change in Deferred Income Tax Associated
   With Unrealized Gain (Loss) on
   Investment Securities      $   21,328 $     13,601 $   109,464
  Change in Net Unrealized Gain (Loss)
   on Investment Securities   $   34,797 $     22,196 $   178,605
  Issuance of Common Stock Dividend:
   Par                        $      -0- $    211,880 $       -0-
   Capital in Excess of Par Value$      -0- $    847,520 $       -0-

   Reduction in Retained Earnings Due
    to Issuance of Common Stock$      -0- $  1,059,400 $       -0-









 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1997, 1996, and 1995




NOTE  1  -  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations - The Company's subsidiary, First Central Bank (the Bank), provides a variety of banking services to individuals and business through its five branches in Lenoir City, Loudon, Tellico Village, Farragut, and Kingston, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and installment loans.

Principles of Consolidation - The consolidated financial statements include the accounts of First Central Bancshares, Inc., a bank holding company, and its wholly owned subsidiary, First Central Bank. All significant intercompany balances and transactions have been eliminated.

Estimates - The preparation of consolidated financial statements In accordance with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect certain reported amounts and disclosures. Accordingly, actual results could vary from those estimates.

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the southeastern United States, approximately $24,000 ($23,000 in
1996) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $17,000 ($18,000 in 1996) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $102,000 as of December 31, 1997 ($102,000 in 1996).

Federal Funds Sold - Federal funds sold consist of unsecured loans to two correspondent commercial banks located in the southeastern United States. These loans are repaid on the next business day.

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

     Buildings and Land Improvements          15 to 40 years
     Leasehold Improvements                    7 to 31 years
     Furniture, Fixtures and Equipment         5 to  7 years


Organization Costs - Organization costs incurred in the share exchange with the Holding Company totalled $22,305 and are being amortized over sixty months.

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 466,755, 461,531, and 424,379, as of December 31, 1997, 1996 and 1995, respectively.

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

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.
NOTE 2 - INVESTMENT SECURITIES

The Bank applies SFAS No. 115 for its accounting for investment securities. The amortized cost and estimated fair value of investment securities as of December 31, 1997 and 1996 are as follows:
                     Investment Securities Available for Sale
                                      Gross   Gross   Estimated
                         Amortized UnrealizedUnrealized Market
                             Cost       Gains    Losses     Value

As of December 31, 1997:
 Debt Securities:
  U.S. Treasury Securities
   and Obligations of U.S.
   Government Corporations
   and Agencies          $8,953,856   $16,205$(16,589)$ 8,953,472
  Obligations of States and
   Political Subdivisions   497,978     4,320     -0-    502,298
   Mortgage-Backed Securities  1,524,018  6,351  (8,229)  1,522,1
40
                         10,975,852    26,876 (24,818)10,977,910
 Equity Security:
  Stock in Federal Home Loan
    Bank of Cincinnati, at Cost    236,800    -0-     -0-     236
,800
                        $11,212,652   $26,876$(24,818)$11,214,710

As of December 31, 1996:
 Debt Securities:
  U.S. Treasury Securities and
   Obligations of U.S. Government
    Corporations and Agencies$ 8,978,541$15,212$(54,921)$ 8,938,8
32
   Mortgage-Backed Securities  1,930,923  1,949 (16,307)  1,916,5
65
                         10,909,464    17,161 (71,228)10,855,397
 Equity Security:
  Stock in Federal Home Loan
    Bank of Cincinnati, at Cost    210,700    -0-     -0-     210
,700
                        $11,120,164   $17,161$(71,228)$11,066,097

The amortized cost and estimated market value of debt securities as of December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available for Sale
                                           Estimated
                                           Amortized    Market
                                              Cost       Value
Due in One Year or Less                    $   798,912$   799,939
Due After One Year Through Five Years        3,769,208 3,760,444
Due After Five Years Through Ten Years       6,407,732  6,417,527
 Total Debt Securities                     $10,975,852$10,977,910

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.
There were no sales of investment securities classified as available for sale during the year ended December 31, 1997 or 1996 ($192,018 in 1995). Accordingly, no gross gains or gross losses were realized for the year ended December 31, 1997 or 1996 ($4,858 and $-0- in 1995).

During 1995, in accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting Standards Board in November 1995, the Bank transferred U.S. Treasury Securities and Government Agency Securities with an amortized cost of $2,090,422 to its available for sale category. These securities had a net unrealized gain of approximately $8,000 on the date transferred. There were no transfers between categories in either 1997 or 1996.

Investments with carrying values of approximately $1,010,000 and $1,433,000 were pledged to secure deposits of public funds as of December 31, 1997 and 1996, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial and consumer lending services to businesses and individuals primarily in the Loudon
County area.  A summary of loans is as follows:

                                            1997        1996
Loans secured by real estate:
 Commercial properties                  $ 8,108,542 $15,745,306
 Construction and land development        8,271,983   7,780,866
 Residential and other properties        25,087,066  16,816,150
  Total loans secured by real estate     41,467,591  40,342,322
Commercial and industrial loans           5,230,760   5,499,775
Consumer loans                           12,389,226  10,719,368
Other loans                                 982,702     904,748
                                         60,070,279  57,466,213

Less:  Allowance for Loan Losses           (586,860)   (562,536)
       Unearned Interest                 (1,395,335) (1,302,698)
       Unearned Loan Fees                   (52,426)    (61,651)
                                        $58,035,658 $55,539,328

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters
of  credit.   These  financial instruments are  recorded  in  the
financial  statements  when  they  become  payable.   Outstanding
letters of credit were approximately $2,729,000 and $3,717,000 as of December 31, 1997 and 1996, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $15,935,000 and $15,865,000 as of December 31, 1997 and 1996,
respectively.   Of the total outstanding letters  of  credit  and
unadvanced lines and commitments as of December 31, 1997 and 1996, approximately $11,238,000 and $12,502,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.
Loans to executive officers, directors and their affiliates are as follows:

                                              December 31,
                                            1997        1996
Loans at beginning of year               $1,787,598  $1,811,884
 Disbursements                              623,068     279,077
 Repayments                                (932,182)   (303,363)
Loans at end of year                     $1,478,484  $1,787,598

The transactions in the allowance for loan losses are as follows:

                                 1997        1996         1995
Balance, Beginning of Year    $ 562,536   $ 434,068    $368,599
Provision - Charged to Expense  177,500     211,500     115,000
Recoveries of Loans Previously
 Charged Off                     55,329      39,007      22,300
Loans Charged Off              (208,505)   (122,039)    (71,831)
Balance, End of Year          $ 586,860   $ 562,536    $434,068


Loans past due ninety days or more and still accruing interest totalled approximately $39,000 as of December 31, 1997 ($4,000 in 1996). There were no loans on which the accrual of interest had been discontinued as of December 31, 1997 and 1996.

As of December 31, 1997 and 1996, the Bank had no loans specifically classified as impaired, therefore none of the allowance for loan losses is related to impaired loans.


NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                             1997        1996
Land                                      $1,122,798  $  757,798
Buildings                                  2,602,408   2,190,130
Furniture, Fixtures and Equipment          1,300,811   1,083,087
                                           5,026,017   4,031,015
Less Accumulated Depreciation                892,935     665,700
                                          $4,133,082  $3,365,315

In December 1997, the Bank completed construction of the Kingston branch with a total cost of construction of approximately
$410,000.


NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                              1997        1996
Investment securities                       $181,740    $169,560
Loans                                        312,853     304,016
                                            $494,593    $473,576
NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                             1997       1996
Demand Deposits:
 Noninterest-bearing accounts            $10,760,651 $ 9,498,960
 NOW and MMDA accounts                    22,350,989  16,915,879
 Savings accounts                          3,354,695   3,437,450
  Total Demand Deposits                   36,466,335  29,852,289

Term Deposits:
 Less than $100,000                       27,450,853  29,050,819
 $100,000 or more                         10,657,305   8,970,839
  Total Term Deposits                     38,108,158  38,021,658
                                         $74,574,493 $67,873,947

As of December 31, 1997, the scheduled maturities of term deposits above are as follows:

     1998                                $23,535,239
     1999                                  7,306,770
     2000                                  6,047,301
     2001                                    861,657
     2002                                    240,191
     Thereafter                              117,000
                                         $38,108,158


NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

During 1994, the Bank obtained an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance is repayable monthly with interest at the rate of 8.20% and has a maturity of fifteen years. Interest expense associated with the advance from the FHLB totalled $3,634 for the year ended December 31, 1997 ($3,804 in 1996 and $3,961 in 1995). Pursuant to collateral agreements with the FHLB, the advance is secured by the Bank's FHLB stock and certain first mortgage loans.



NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

        1997                      1996       1995
Deposits:
 NOW and MMDA Accounts         $  928,161 $  433,730  $  329,165
 Savings Accounts                  72,545     87,643      86,544
 Term Deposits                  2,028,246  2,401,672   1,807,145
   Total Interest Expense on Deposits 3,028,952 2,923,045 2,222,8
54

Borrowings:
 Federal Funds Purchased            1,352        -0-       4,863
 FHLB Advances                      3,634      3,804       3,961
   Total Interest Expense on Borrowings     4,986     3,804     8
,824
   Total Interest Expense      $3,033,938 $2,926,849  $2,231,678
NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

            1997             1996             1995
                  Percent        Percent        Percent
                    of             of             of
                  Pretax         Pretax         Pretax
      Amount      Income  Amount  Income  Amount  Income
Federal income tax
 at statutory rate$626,428 34.0% $410,161 34.0% $275,815 34.0%
State income tax
 and other         88,738   4.8    33,457  2.8    35,473  4.4%
     $715,166      38.8% $443,618 36.8% $311,288 38.4%
Income taxes consist of:
 Current         $642,485        $476,758       $346,297
 Deferred (benefit)  72,681       (33,140)       (35,009)
     $715,166            $443,618       $311,288

The  net  deferred tax asset in the December 31,  1997  and  1996 consolidated balance sheets includes the following components:

       1997                                   1996
Deferred Tax Assets:
 Unrealized Holding Loss on Investment Securities$    -0-$ 20,546
 Provision for Loan Losses                   158,982     159,538
 Deferred Loan Fees                           19,901      23,403
 Other                                          -0-       61,926
  Total Deferred Tax Assets                  178,883     265,413

Deferred Tax Liabilities:
 Depreciation                                 67,994      70,456
 FHLB Stock Dividends                         20,954      14,918
 Conversion to Cash Basis                     32,194      42,812
 Unrealized Holding Gain on Investment Securities782         -0-
 Other                                        13,741         -0-
  Total Deferred Tax Liabilities             135,665     128,186
   Net Deferred Tax Assets                  $ 43,218    $137,227



NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary
(401k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                401k
                              Matching  Profit Sharing    Total
    1997                       $6,522       $68,105      $74,627
    1996                        3,358        59,865       63,223
    1995                        2,260        51,585       53,845
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.
                                                  To be Well
                                     To Comply With Capitalized U
nder
                                     Minimum CapitalPrompt Correc
tive
                         Actual        Requirements  Action Provi
sions
                    Amount   Ratio  Amount Ratio  Amount  Ratio
As of December 31, 1997:
Total Capital
 (to Risk-Weighted Assets)$8,05013.9%$4,641 >8.0% $5,801 >10.0%
Tier I Capital
 (to Risk-Weighted Assets)$7,46312.9%$2,320 >4.0% $3,481  >6.0%
Tier I Capital
 (to Average Assets) $7,463    9.5% $2,351  >3.0% $3,919  >5.0%

As of December 31, 1996:
Total Capital
 (to Risk-Weighted Assets)$6,89710.6%$5,224 >8.0% $6,530 >10.0%
Tier I Capital
 (to Risk-Weighted Assets)$6,3349.7%$2,612  >4.0% $3,918  >6.0%
Tier I Capital
 (to Average Assets) $6,334    8.4% $2,263  >3.0% $3,772  >5.0%


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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 1997, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Off-Balance-Sheet  Loan  Commitments - The  fair  value  of  loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Company as of December 31, 1997.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31 are as follows:


                                                             1997
                            1996
                                 Recorded  Estimated  Recorded  Estimated
                                   Book      Fair       Book    Fair
                                   Value      Value      Value      Value
FINANCIAL ASSETS:
  Cash and Cash Equivalents $ 8,682,065$ 8,682,065$ 4,194,463$ 4,
194,463
  Investment Securities$11,214,710$11,214,710$11,066,097$11,066,0
97
 Net Loans           $58,035,658$57,611,197$55,539,328$55,734,783

FINANCIAL LIABILITIES:
 Deposits            $74,574,493$74,686,410$67,873,947$67,888,206
 Advances From Federal
  Home Loan Bank     $    43,121$    46,893$    45,291$    48,779


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 1997, the Bank's receivables included two industry concentrations, one to four family residential properties ($25,087,066) and commercial properties ($8,108,542). These concentrations are generally
mitigated   by  being  spread  over  several  hundred   unrelated
borrowers and by more than adequate collateral loan to value ratios.
NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc.
(parent company only) is as follows:
                     CONDENSED BALANCE SHEET
                        December 31, 1997

Assets:
 Demand Balance With Subsidiary                     $    13,027
 Accounts Receivable - Subsidiary                         1,684
 Investment in Subsidiary                             7,464,026
 Organization Costs, Net                                  1,119
  Total Assets                                      $ 7,479,856

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 466,755
  Shares Issued and Outstanding                     $ 2,333,775
 Capital in Excess of Par Value                       3,426,999
 Retained Earnings                                    1,719,082
  Total Shareholders' Equity                        $ 7,479,856

                  CONDENSED STATEMENT OF INCOME
                  Year Ended December 31, 1997
Expenses                                            $     2,765
Loss Before Equity in Undistributed
 Earnings of Subsidiary                                  (2,765)
Undistributed Earnings of Subsidiary                  1,130,035
  Net Income                                        $ 1,127,270

                CONDENSED STATEMENT OF CASH FLOWS
                  Year Ended December 31, 1997

Operating Activities:
 Net Income                                         $ 1,127,270
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Amortization                                           4,460
   Undistributed Earnings of Subsidiary              (1,130,035)
   Decrease in Accounts Receivable - Subsidiary             796
    Total Adjustments                                (1,124,779)
     Net Cash Provided by Operating Activities and
      Net Increase in Demand Balance With Subsidiary      2,491

Demand Balance With Subsidiary, Beginning of Year        10,536
Demand Balance With Subsidiary, End of Year         $    13,027


NOTE 15 - STOCK DIVIDENDS

During 1996, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of January 1, 1996. An additional 42,376 shares of common stock were issued at $25 per share, and retained earnings were reduced by $1,059,400 as a result of the stock dividend. The holding company did not declare a stock dividend in either 1997 or 1995.

FINANCIAL DATA SCHEDULES

                           SCHEDULE I
          AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                         (IN THOUSANDS)

                          1997                    1996
                   Average        AverageAverage       Average
                   BalanceInterest Yield  BalanceInterest Yield
ASSETS
Federal Funds Sold$ 2,301   $  117 5.08%$ 4,362  $  231  5.30%
Investment Securities:
Available for Sale:
 Taxable           11,013      732 6.65% 11,233     729  6.49%
 Tax - Exempt          20        1 5.00%    -0-     -0-
Gross Loans,
 Including Fees    61,017    6,086 9.97%  52,057  5,063  9.73%
Total Interest
 Earning Assets    74,351   $6,936 9.33% 67,652  $6,023  8.90%

Cash and Due From Banks2,295              2,438
All Other Assets    4,249                 3,784
Less:
 Reserve for Loan Losses(592)              (497)
 Unearned Fees &
  Interest         (1,538)               (1,000)
                  $78,765               $72,377

LIABILITIES AND SHAREHOLDERS EQUITY
Interest Bearing Deposits:
 Time Deposits    $36,257   $2,028 5.59%$41,106  $2,402  5.84%
 Other Deposits    24,895    1,001 4.02% 15,655     521  3.33%
FHLB Advances`         44        4 9.09%     46       4  8.70%
Federal Funds Purchased     22      14.55%    -0-    -0- 0.00%
Total Interest
 Bearing Liabilities61,218  $3,034 4.96% 56,807  $2,927  5.15%
Non-Interest Bearing
 Deposits          10,151                 9,268
Total Cost of Funds                4.25%                 4.43%
All Other Liabilities 533                   458
Shareholders' Equity6,908                 5,932
Unrealized Gain (Loss)
 on Securities Available
 for Sale             (45)                  (88)
Total Liabilities &
 Shareholders' Equity$78,765            $72,377

Net Interest Yield                 4.37%                 3.75%

Net Interest Margin                5.25%                 4.58%

                          SCHEDULE II
                      RATE/VOLUME ANALYSIS
                         (IN THOUSANDS)






                        1997/1996                1996/1995
                 Increase (Decrease) dueIncrease (Decrease) due
                      change in                 change in
                   AverageAverage       AverageAverage
                   Balance Rate   Total Balance Rate   Total
INTEREST REVENUE

Federal Funds Sold $ (105) $  (9)$ (114)$   65   $(14)$   51
Securities Available
 for Sale             (14)    18      4    218    (24)   194
Loans, Including Fees   894   129  1,023  1,019    99  1,118
Total Interest Revenue  775  138    913  1,302     61  1,363

INTEREST EXPENSE

Interest Bearing
 Deposits             217   (111)   106    673     27    700
Other Short-Term
 Borrowings          (-0-)   -0-   (-0-)  (-0-)   -0-    -0-
Federal Funds Purchased     1   -0-       1    -0-   (5)    (5)
Total Interest Expense$  218  (111)   107 $  673   22    695

Net Change in Net
 Interest Revenue  $  557  $ 249 $  806 $  629   $ 39 $  668


                          SCHEDULE III
                   INTEREST RATE SENSITIVITY
                         (IN THOUSANDS)

                            December 31, 1997
                       0-3    4 MO     1 YR
                     MONTHS TO 1 YR  TO 5 YR   > 5 YR  TOTAL
ASSETS
Federal Funds Sold $  5,650 $    -0- $   -0- $   -0-  $ 5,650
Investments           6,414    2,612   1,687      502  11,215
Loans:
 Fixed Rate           1,775    4,334  14,878       45  21,032
 Floating Rate       18,717    3,597  16,710       14  39,038
Non-Interest Earning
 Assets, Unearned
 Assets & Loan Loss
 Reserve              5,855      -0-     -0-      -0-   5,855

Total Assets        $38,411 $ 10,543 $33,275   $  561 $82,790

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing
 Deposits          $ 33,679 $ 15,661 $14,456   $   17 $63,813
Non-Interest
 Bearing Deposits    10,761      -0-     -0-      -0-  10,761
FHLB Advances           -0-      -0-     -0-       43      43
Non-Interest Bearing
 Liabilities and
 Shareholders'
 Equity               8,173      -0-     -0-       -0-  8,173

Total Liabilities
 & Shareholders
 Equity            $ 52,613 $ 15,661 $14,456   $   60 $82,790

Interest Rate
 Sensitivity Gap   $(14,202)$ (5,118)$18,819   $  501 $   -0-

Cumulative Interest
 Rate Sensitivity
 Gap               $(14,202)$(19,320)$  (501)  $  -0- $   -0-

                          SCHEDULE IV
                      NONPERFORMING ASSETS
                         (IN THOUSANDS)



                                            December 31,
                                           1997        1996
Non-Accrual Loan*                           $-0-         -0-
Loans Past Due > 90 Days                      39           4
Restructured Loans                           -0-         -0-

Total Non-Performing Assets                 $ 39        $  4



*The Bank's policy is that no loans will be placed on non-accrual status. Any loan or asset that is considered uncollectible is charged-off and handled through the charge-off/collection process.

                           SCHEDULE V
                 ANALYSIS OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                            December 31,
                                           1997        1996
Balance at Beginning of Period              $563        $434

Charge-Offs:
Commercial, Financial & Agricultural           2           8
Real Estate - Construction                   -0-           5
Real Estate - Mortgages                      -0-         -0-
Installment - Consumer                       207         109
Other                                        -0-         -0-

Total Charge-Offs                            209         122

Recoveries:
Commercial, Financial & Agricultural           1          13
Real Estate - Construction                   -0-         -0-
Real Estate - Mortgages                      -0-         -0-
Installment - Consumer                        54          26
Other                                        -0-         -0-

Total Recoveries                              55          39

Net Charge-Offs                              154          83

Provision for Loan Losses                    178         212

Balance at the End of the Period            $587        $563

Ratio of Net Charge-Offs to
 Average Loans Outstanding                $0.25%       0.16%

                          SCHEDULE VI
                ALLOCATION OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                    December 31,
                              1997% of Total  1996% of Total
Commercial, Financial &
 Agricultural                 $ 87    15%     $ 64    11%
Real Estate - Construction     126    22%       78    14%
Real Estate - Mortgages        140    24%      169    30%
Installment - Consumer         150    26%      108    19%
Other                           83    14%      -0-     0%
Unallocated                    -0-     0%      144    26%
                              $586   100%     $563   100%
                           SCHEDULE VII
                     RETURN ON ASSETS & EQUITY
                          (IN THOUSANDS)





                                             1997      1996
Return on Average Assets                     1.49%     1.05%

Return on Average Equity                    16.99%    13.05%

Dividend Payout Ratio                        0.00%     0.00%

Average Equity to Average Assets             8.77%     8.07%



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent accountants on any matter of accounting or financial statement disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers

The information appearing under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement relating to the 1997 Annual Meeting of the Stockholders is incorporated herein by reference. The Proxy Statement is included with this report as
Exhibit 99.

Item 10.  Executive Compensation

The information appearing under the caption "Compensation of Executive Officers and Directors" on page 5 of the Proxy Statement is incorporated herein by reference.

Item  11.   Security  Ownership of Certain Beneficial  Owners  and
Management

The information appearing under the caption "Information Regarding Certain Beneficial Owners" on page 2 of the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information appearing under the caption "Certain Relationships and Related Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Selected Financial Data

EXHIBIT 27
SELECTED FINANCIAL DATA
(IN THOUSANDS)
December 31, 1997

Cash                                                      $ 3,032
Federal Funds Sold                                          5,650
Investments Available for Sale                             11,215
Loans, Net of Unearned Fees and Interest                   58,623
Allowance for Losses                                          587
Other Assets                                                4,857
Total Assets                                               82,790
Deposits                                                   74,574
Short-Term Borrowings                                          43
Other Liabilities                                             692
Common Stock                                                2,334
Other Stockholders' Equity                                  5,147
Total Liabilities & Stockholders' Equity                   82,790
Interest on Loans                                           5,902
Interest on Investments                                       740
Other Interest Income                                         124
Total Interest Income                                       6,766
Interest on Deposits                                        3,034
Total Interest Expense                                      3,034
Net Interest Income                                         3,732
Provision for Loan Losses                                     178
Securities Gain/Loss                                          -0-
Noninterest Income                                            761
Noninterest Expense                                         2,473
Income Before Tax                                           1,842
Income Taxes                                                  715
Net Income                                                  1,127
Earnings Per Share                                           2.42
Net Interest Yield - EA                                     4.37%
Loans - Non Accrual                                           -0-
Loans Past Due > 90 Days                                       39
Troubled Debt Restructuring                                   -0-
Potential Problem Loans                                       -0-
Allowance - Beginning                                         563
Total Charge-Offs                                             209
Total Recoveries                                               55
Allowance - End of Period                                     587
Loan Loss - Domestic                                          587
Loan Loss - Foreign                                           -0-
Loan Loss - Unallocated                                       -0-




(b)  Exhibit 99 - Proxy Statement
FIRST CENTRAL BANCSHARES, INC.
PROXY STATEMENT

ANNUAL MEETING OF SHAREHOLDERS, APRIL 16, 1998

THIS PROXY STATEMENT, together with the enclosed proxy, which is first being mailed to shareholders on or about March 16, 1998, is furnished in connection with the solicitation of proxies by the Board of Directors of First Central Bancshares, Inc., a Tennessee corporation (the "Corporation"), for use at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Thursday, April 16, 1998, at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee 37771.

Voting
Shareholders of the Corporation of record at the close of business on March 10, 1998, the record date designated by the Board of Directors, will be entitled to notice of and to vote at the Annual Meeting. On that date, the Corporation had outstanding 513,281 shares of $5.00 par value per share common stock (the "Common Shares").

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

Information Regarding Certain Beneficial Owners
The  following table sets forth certain information concerning the
beneficial  ownership  (as  defined  by  certain  rules   of   the
Securities  and Exchange Commission) of the Common Shares  by  (a)
directors and persons nominated to become directors of the Corporation, and (b) directors and officers of the Corporation as a group. There are no persons known to the Corporation to be the beneficial owners of more than 5% of the outstanding Common Shares of the Corporation. The information shown in this Proxy Statement, unless otherwise indicated, is based on information provided to the Corporation as of March 1, 1998.
     Amount and Nature of
     Name of Beneficial Owner Beneficial Ownership(1)  Percent  of
Class(2)
(a)  Ed F. Bell                    10,883                  2.12%
     Barry H. Gordon               14,439           (3)(4) 2.81%
     Robert H. Grimes              10,711           (3)(5) 2.09%
     Jack Hammontree                  549              (3) 0.11%
     Gary Kimsey                   17,383              (3) 3.39%
     G. Bruce Martin                7,150                  1.39%
     Willard D. Price              10,648              (3) 2.07%
     Benny L. Shubert               6,655              (3) 1.30%
     Peter G. Stimpson             15,306              (3) 2.98%
     Guilford F. (Tim) Tyler, Jr.   8,058        (3)(4)(5) 1.57%
     Ted L. Wampler, Jr.            8,651                  1.68%
     James W. Wilburn, III          8,738           (3)(4) 1.71%
(b)  Directors and officers as a  123,427           24.05%
     group (12 persons)

(1) Includes Common Shares as to which each shareholder, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power. Unless otherwise indicated, each listed shareholder possesses sole voting and investment power With respect to all of the Common Shares shown opposite his name.
(2)  Based upon 513,281 Common Shares issued and outstanding.
(3)  Includes share held by and/or joint with spouse.
(4)   Includes  shares  held  by the named  individuals'  children and/or dependents.
(5) Includes shares held by Mr. Tyler's and Mr. Grime's individual retirement accounts.

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

Two-Year Term Expiring 2000
Jack Hammontree

Three-Year Term Expiring 2001
Ed F. Bell
Gary Kimsey
Dr. Petter Stimpson
James W. Wilburn, III

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
     Name and Positions                              Became a
      With  the  Corporation   Age           Principal  Occupation
Director

     Ed F. Bell          62 Banker                      1991
      President and Chief
      Executive Officer
     Barry Gordon        51 Veterinarian, Lenior City Animal1991
                              Clinic
     Robert D. Grimes    60 Robert D. Grimes Construction Co. 1991
     Jack Hammontree     56 Vice President, Baker Realty1997
     Gary Kimsey         55 President, Gemtron Corp.    1991
     G. Bruce Martin     46 Agent, State Farm Insurance Co. 1991
     Willard D. Price    51 Banker                      1991
      Executive Vice
      President and Cashier
     Benny Shubert       64 Owner, Shubert Motors       1991
     Dr. Peter Stimpson  49 Physician                   1991
     Guilford F. (Tim)   50 Banker                      1991
      Tyler, Jr.
      Senior Vice President
     Ted Wampler         39 President, Wampler's Farm Sausage1991
                              Co.
     James Wilburn, III  47 President, Wilburn Hardware 1991

Description of the Board and Committees
The Board holds monthly meetings and special meetings as called. Each director receives $750 for each meeting of the Board of
Directors attended and receives no compensation for committee meetings attended. During the fiscal year ended December 31, 1996, the Board of Directors held 13 meetings. All incumbent directors attended more than 75% of the aggregate number of meetings of the Board and committees of the Board on which they served. The Board of Directors has three (3) standing committees consisting of the Executive, Audit, and Investment Committees. The Board of Directors does not have a nominating or compensation committee.

The Executive Committee is composed of Messrs. Bell, Gordon, Martin, Kimsey, Tyler, and Wampler. The Executive Committee reviews corporate activities, loan requests, makes recommendations to the Board on policy matters and makes executive decisions on matters that do not require a meeting of the Full Board of Directors. The Executive Committee met 16 times in 1997.

The Audit Committee, composed of Messrs. Martin, Wilburn, Stimpson and Schubert, reviews annual and interim reports of independent auditors and provides the recommendation of independent auditors. The Audit Committee met 2 times during 1997.

The Investment Committee is composed of Messrs. Price, Hammontree, Grimes, and Wilburn. The Investment Committee reviews and directs the investment portfolio of the Bank. The Investment Committee held 2 meetings in 1997.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table
The following table sets forth the aggregate compensation paid by the Corporation and its subsidiaries to the President of the
Corporation and the four most highly compensated executive officers of the Corporation or its subsidiaries, for services rendered in all capacities during the fiscal years ended December 31, 1997, 1996 and 1995. No executive officer compensation exceeded $100,000 during such years.

Annual Compensation

     Year                      Salary   Bonus Other   Annual
     Name and Principal Position ($)     ($)   ($)      ($)
     Ed F. Bell President and CEO1997  73,00017,504   29,183
                                 1996  67,000 6,527   24,172
                                 1995  60,000 5,886    4.800

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

The following directors were indebted to the Bank as of December 31, 1997 as follows: Gordon: $119,000; Wampler: $90,189; Shubert:
$418,383*; Stimpson: $325,831. No other director or executive officer (or their affiliate) was indebted $60,000 or more to the bank.

* Direct liability: $357,806; Indirect liability: $60,577

The Bank entered into a construction agreement with Robert Grimes Construction, Inc., of which Robert D. Grimes is sole owner, to build the Bank's Kingston office. For the Kingston office, Grimes' fee amounted to approximately $37,500 according to the contract which was cost of construction plus 10%. The project was completed in December.

Approval of Independent Public Accountants (Proposal 2)
The Board of Directors of the Bank has selected Pugh and Company, P.C., CPAs as its independent public accountants for 1998. Pugh and Company, P.C., CPAs were also employed by the Bank in this capacity in 1997. A representative from Pugh and Company, P.C.,CPAs is expected to be present at the Annual Meeting and will have an opportunity to make a statement if he desires to do so. The representative is also expected to be available to respond to appropriate questions.

Expenses of Solicitation
The Corporation will pay the total expense of preparing, assembling, printing, and mailing proxies and proxy solicitation materials. It may be that, following the original solicitation, some further solicitation will be made by officers and directors of the Corporation, who will not receive additional compensation for such activities.

Shareholder Proposals
Shareholders' proposals intended to be presented at the 1998 Annual Meeting of Shareholders must be received by the Corporation at its executive offices on or before December 31, 1998 to be included in the proxy statement and form of proxy relating to that meeting.

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

Availability of Annual Report on Form 10-K
A copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedule thereto, which is filed with the Securities and Exchange Commission, is available without charge to each shareholder of record upon written request to First Central Bancshares, inc., Attn: Willard D. Price, Chief Financial Officer, 725 Hwy. 325 North, Lenoir City, Tennessee 37771. Each such written request must set forth a good faith representation that as of the record date, March 10, 1998 the person making the request was a beneficial owner of Common Shares entitled to vote at the Annual Meeting. Exhibits to the Form 10-K will also be supplied upon the written request to the Chief Financial
Officer and payment to the Corporation of its cost of furnishing the requested exhibits. The copy of the Form 10-K furnished without charge to the requesting shareholder will be accompanied by a list briefly describing all of the exhibits and indicating the cost of furnishing the exhibits.

BY THE ORDER OF THE BOARD OF DIRECTORS

                              /s/ Ed F. Bell

Ed F. Bell, President and CEO
March 16, 1998

(c)  Reports on Form 8-K, None.
FORM 1O-KSBA

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FIRST CENTRAL BANCSHARES, INC.

Date:  3/30/98        By:  /s/ Ed F. Bell
                      Ed. F. Bell Chairman, President and Chief
                       Executive Officer


Date:  3/30/98        By:  /s/ Willard D. Price
                       Willard  D. Price Executive Vice  President
and
                      Chief Financial Officer


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



_________________________________
____________________________________
Ed F. Bell, Chairman, President   Willard D. Price, Executive Vice
 and Chief Financial Officer       President and Chief Financial
 Director                          Officer, Director
Date:                                                      3/30/98
Date:           3/30/98



___________________________________
____________________________________
Jack Hammontree, Director         Barry H. Gorden, Director
Date:                             Date:



___________________________________
____________________________________
Robert D. Grimes, Director        Gary Kimsey, Director
Date:                             Date:



___________________________________
____________________________________
B.G. Bruce Martin, Director       Peter G. Stimpson, Director
Date:                             Date:



___________________________________
____________________________________
Benny L. Shubert, Director        Ted L. Wampler, Jr., Director
Date:                             Date:



___________________________________
____________________________________
Guilford F. Tyler, Jr., Director  James W. Wilburn, III, Director
Date:                             Date: