Form 10QSB
period 1998-03-31
FIRST CENTRAL BANCSHARES INC
filed 1998-05-15
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1998

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

Securities  registered pursuant to Section 12(g)  of  the  Act:
Common Stock (par value $5.00 per share)

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 513,281 on May 4, 1998.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 1998 and December 31, 1997            3

          Condensed Consolidated Statements of Income
          for the three months ended March 31, 1998 and 1997    4

          Condensed Consolidated Statements of Cash
          Flows for the three months ended March 31, 1998
          and 1997                                              5

          Condensed Consolidated Statements of Comprehensive
          Income for the three months ended March 31, 1998
          and 1997                                              6

          Notes to Condensed Consolidated Financial Statements 7-8

   Item 2.     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          9-14

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                    14

   Item 2. Changes in Securities                                14

   Item 3. Defaults upon Senior Securities                      14

   Item 4. Submission of Matters to a Vote
            of Securities Holders                               14

   Item 5. Other Information                                    14

   Item 6. Exhibits and Reports on Form 8-K                     14

   Signature                                                    15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                          March 31, December 31,
                                             1998       1997
-ASSETS-
 Cash and Due from Banks                   $ 3,278    $ 3,032
 Federal Funds Sold                         12,025      5,650
    Total Cash and Cash Equivalents         15,303      8,682

 Investment Securities Available for Sale   16,605     11,214

 Loans, Net                                 57,071     58,036

 Premises and Equipment (Net)                4,093      4,133
 Accrued Interest Receivable                   457        495
 Other Assets                                  152        230

TOTAL ASSETS                               $93,681    $82,790

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                    $12,609    $10,761
   Interest Bearing                         72,675     63,813
    Total Deposits                          85,284     74,574

 Accrued Interest Payable                      338        335
 Other Liabilities                             351        400
    Total Liabilities                       85,973     75,309

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   513,281 Shares in 1998 and 466,755 Shares
   in 1997                                   2,566      2,334
  Additional Paid-In Capital                 4,358      3,427
  Retained Earnings                            800      1,719
  Unrealized Gain (Loss) on Securities         (16)         1
   Total Stockholders' Equity                7,708      7,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $93,681    $82,790














See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                                         (In Thousands Except
                                         per  Share Information)
                                          Three Months Ended
                                              March 31,
                                           1998         1997
INTEREST INCOME:
 Loans                                    $1,498       $1,413
 Investment Securities                       223          183
 Federal Funds Sold                          123           18
  Total Interest Income                    1,844        1,614

INTEREST EXPENSE                             858          717

  Net Interest Income                        986          897

PROVISION FOR LOAN LOSSES                      5           35

Net Interest Income After
 Provision for Loan Losses                   981          862

OTHER INCOME                                 125          123

OPERATING EXPENSES                           700          612

INCOME BEFORE INCOME TAX                     406          373

INCOME TAXES                                 162          142

NET INCOME                                $  244       $  231

BASIC EARNINGS PER COMMON SHARE           $ 0.50       $ 0.49























See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                           Three Months Ended
                                                 March 31,
                                               1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   244  $   231
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                       5       35
   Depreciation                                   71       60
   Amortization                                    1        1
   Decrease in Interest Receivable                38       89
   Increase (Decrease) in Interest Payable         3      (26)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                     2        5
   FHLB Stock Dividends                           (4)      (5)
   Decrease in Other Assets                       88       30
   (Decrease) in Other Liabilities               (49)    (162)
    Total Adjustments                            155       27
     Net Cash Provided by Operating Activities   399      258

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                     4,043      862
 Purchase of Investment Securities Available
  for Sale                                    (9,460)    (500)
 (Increase) Decrease in Loans                    960     (696)
 Purchase of Premises and Equipment              (31)    (148)
     Net Cash Used in Investing Activities    (4,488)    (482)

NET CASH PROVIDED BY INVESTING ACTIVITIES
 Increase in Deposits                         10,710    1,780

INCREASE IN CASH AND CASH EQUIVALENTS          6,621    1,556

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     8,682    4,194


CASH AND CASH EQUIVALENTS AT END OF PERIOD   $15,303  $ 5,750

Supplementary Disclosure of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $   855  $   743
  Income Taxes                               $    65  $   199

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment
  Securities                                 $    28  $   120
 Change in Deferred Income Tax Benefit
  Associated with Unrealized Loss on
  Investment Securities                      $    11  $    46
 Change in Net Unrealized Loss on
  Investment Securities                      $    17  $    74
 Issuance of Common Stock Dividend:
  Par                                        $   232  $   -0-
  Additional Paid-in Capital                 $   931  $   -0-
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $ 1,163  $   -0-






See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

  Condensed Consolidated Statements of Comprehensive Income

                         (Unaudited)

                        (In Thousands)



                                           Three Months Ended
                                                 March 31,
                                               1998     1997

Net Income                                      $244      231

Other Comprehensive Income, Net of Tax:
 Unrealized Losses on Investment Securities      (28)    (120)
 Less Reclassification Adjustment for Gains
  Included in net Income                         -0-      -0-
 Less Income Taxes Related to Unrealized
  Gains on Investment Securities                  11       46
   Other Comprehensive Income (Loss), Net of Tax (17)     (74)

Comprehensive Income                            $227     $157







































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   March 31, 1998 and 1997

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1998, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital $20.00 or $930,520, and charged retained earnings a total of $1,163,150. No stock dividends were declared during the quarter ended March 31, 1997.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1998 and 1997 the weighted average number of shares was 490,018 and 466,755, respectively. During the period ended March 31, 1998 and 1997 the Company did not have any dilutive securities.

NOTE 5 - ACCOUNTING POLICY CHANGES

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company adopted this statement in the first quarter of 1998 and has included its comprehensive income in a separate financial statement as part of the consolidated financial statements.

In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual reports and in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted FAS No. 131 but does not have multiple industry segments as defined in FAS No. 131.

In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." FAS No. 132 changes disclosure only on applicable defined benefit pension or post retirement plans. The statement is effective for fiscal years beginning after December 15, 1997. At this time, the Company does not have a defined benefit pension or post retirement plan.

Year 2000 Compliance

The Company is conducting a comprehensive review of its subsidiary bank's computer systems to identify the systems that could be affected by the "Year 2000 Issue" ("Issue"), and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The subsidiary bank is heavily dependent on computer processing in the conduct of its business activities.

Because this review is not yet complete, management is unable to accurately estimate the costs of making all systems "Year 2000 Compliant." However, the total cost is not expected to be significant to the Company's financial position or results of operations.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BALANCE  SHEET  ANALYSIS - COMPARISON  AT  MARCH  31,  1998  TO
DECEMBER 31, 1997

Assets totalled $93.7 million as of March 31, 1998, as compared to $82.8 million as of December 31, 1997, an increase of 13.16%.


INVESTMENT SECURITIES

Investment securities were $16.6 million or 17.7% of total assets, as of March 31, 1998 an increase of $5.4 million from $11.2 million as of December 31, 1997. During the three-month period there were $4.0 million in calls, maturities, and principal paydowns offset by the purchase of $9.5 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 8.34% of the portfolio as of March 31, 1998 and 13.59% as of December 31, 1997.

As of March 31, 1998 and December 31, 1997, the Bank's entire investment portfolio was classified as available for sale and reflected on the balance sheet at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately  $16,000  as  of March  31,  1998,  a  change  of approximately $17,000 from December 31, 1997, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  three  months of 1998,  total  gross  loans outstanding decreased by approximately $1,100,000 to $59.0 million as of March 31, 1998 from $60.1 million as of December 31, 1997 attributable primarily to $5.6 million in originated loans offset by amortization and payoffs of approximately $6.7 million. As of March 31, 1998 and December 31, 1997, net loans outstanding represented 61% and 70% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 1998 and December 31, 1997.


Table 1 - Loan Portfolio by Category

     (In Thousands)
                                         March 31,December 31,
                                            1998      1997
Loans secured by real estate:
 Commercial properties                    $ 8,599   $ 8,108
 Construction and land development          8,773     8,272
 Residential and other properties          24,140    25,087
  Total loans secured by real estate       41,512    41,467
 Commercial and industrial loans            4,907     5,231
 Consumer loans                            11,636    12,389
 Other loans                                  915       983
                                           58,970    60,070
 Less:  Allowance for loan losses            (571)     (587)
        Unearned interest                  (1,279)   (1,395)
        Unearned loan fees                    (49)      (52)

   Loans, Net                             $57,071   $58,036
As of March 31, 1998, there were outstanding commitments to advance construction funds and to originate loans in the amount of $11.6 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $6.6 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of March 31, 1998 and December 31, 1997, the allowance had a balance of approximately $571,000 and $587,000, respectively. There were no loans on which the accrual of interest had been discontinued as of March 31, 1998 or at December 31, 1997, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                3-31-98  % to  12-31-97  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial,
 and agricultural                 $ 74  12.96%   $ 80   13.63%
Real Estate - Construction          88  15.41%     83   14.14%
Real Estate - Mortgages            193  33.80%    205   34.92%
Installment - Consumers            116  20.32%    124   21.12%
Other                               14   2.45%     14    2.39%
Other Unallocated                   86  15.06%     81   13.80%

Total                             $57  100.00%   $587  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 3-31-98 3-31-97

Balance, at beginning of period                   $587    $563

Charge-offs:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - Customers                             31      37
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             10      13
Other                                              -0-     -0-

Net charge-offs                                     21      24
Additions to loan loss reserve                       5      35
Balance at end of period                          $571    $574

Ratio of net charge-offs to average
 loans outstanding                                .04%    .04%


DEPOSITS

Deposits increased by $10.7 million to $85.3 million as of March 31, 1998 from $74.6 million as of December 31, 1997, an increase of 14.34%. Demand deposits, which include regular, money market, NOW and demand deposits, were $40.7 million, or 47.8% of total deposits, at March 31, 1998. Core deposits were 33.0% of total deposits at March 31, 1998. During the three-month period, the Bank was successful in increasing the balances in the demand deposit category. Certificate accounts were $44.5 million at March 31, 1998, a increase of $6.4 million over the $38.1 million as of December 31, 1997. Table 4 summarizes the Bank's deposits by major category as of March 31, 1998 and December 31, 1997.

Table 4 - Deposits by Category

    (In Thousands)
                                         March 31,December 31,
                                            1998      1997
Demand Deposits:
 Noninterest-bearing accounts             $12,610    $10,760
 NOW and MMDA accounts                     24,536     22,351
 Savings accounts                           3,603      3,355
  Total Demand Deposits                    40,749     36,466

Term Deposits:
 Less than $100,000                        33,286     27,451
 $100,000 or more                          11,249     10,657
                                           44,535     38,108

                                          $85,284    $74,574
CAPITAL

During   the   three  month  period  ended  March   31,   1998,
stockholders' equity increased by $225,000 to $7.7 million, due to net income for the period of $244,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 1998, the Bank held $16.6 million in available-for-sale securities and during the first three months of 1998 the Bank received $4.1 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $10.7 million during the same three month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at March 31, 1998.

The  Bank can also enter into repurchase agreement transactions should  the need for additional liquidity arise.  At March  31,
1998,   the   Bank   had  $208,000  of  repurchase   agreements
outstanding.

As of March 31, 1998, the Bank had capital of $7.7 million, or 8.2% of total assets, as compared to $7.5 million, or 9.0%, at December 31, 1997. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                                 (Dollars in Thousands)
                                                     Minimum
                               March 31,December 31,Regulatory
                                 1998      1997       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          12.9%      12.9%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          13.9%      13.9%     8.00%
Leverage Ratio                     8.7%       9.5% Up to 5.00%
Total Risk-Weighted Assets      $59,679    $57,914

As of March 31, 1998 and December 31, 1997, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS  OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED  MARCH
31, 1998 AND 1997


GENERAL

The Bank reported net income of $244,000, or $0.50 per share for the three month period ended March 31, 1998 as compared with $231,000 or $0.49 per share for the same period in 1997, an increase of 5.63%.


NET INTEREST INCOME

Net interest income increased by $89,000 to $986,000 for the three month period in 1998 from the comparable period in 1997. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 8.87% totalled $83.1 million as of March 31, 1998. In comparison in 1997, average interest earning assets, at a yield of 9.16%, totalled $70.5 million.

Interest and dividend income increased by $230,000 for the three month period in 1998 compared to the same period in 1997. This improvement is primarily attributable to an increase of approximately $12.6 million, or 18%, in the volume of average earning assets during the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. Interest income on loans increased by $85,000 over the same two periods primarily as a result of an increase of approximately $1.2 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased by $40,000 due to an increase of approximately $3.3 million or 30.18% in the volume of investments during the three month period. Interest income on Federal Funds Sold increased by
$105,000 due to an increase of approximately $8.1 million in average Federal Funds Sold outstanding during the three month period as compared to a decrease of $6.7 million during the same period in 1997.

Total  interest expense increased $141,000 for the three  month period  ended  March 31, 1998 compared to the  same  period  in
1997.   Interest on deposits increased by $131,000 as a  result
of  an  increase  of  approximately  $9.8  million  in  average deposits over the same period in 1997. The average rate on interest-bearing liabilities increased to 5.00% for the three month  period  in 1998 from 4.88% in the comparable  period  of
1997.
Table 6 - Average Balances, Interest and Average Rates
                                      March 31
                            1998       (in thousands)        1997
                      Average         Average  Average           Average
                      Balance Interest  Rate   Balance  Interest   Rate
Assets:
Federal Funds Sold    $ 9,452  $  123  5.21%   $ 1,315   $   18    5.48%
Investments:
Securities--Taxable    14,273     223  6.25%    10,964      183    6.68%
Non-Taxable               -0-     -0-    N/A       -0-      -0-      N/A
Total Loans, Including
 Fees                  59,410   1,498 10.09%    58,226    1,413    9.71%
Total Interest Earning
 Assets                83,135   1,844  8.87%    70,505    1,614    9.16%

Cash and Due From Banks 2,646                    2,400
All Other Assets        4,755                    3,955
Loan Loss Reserve/
 Unearned Fees         (1,968)                  (1,968)
TOTAL ASSETS          $88,568                  $88,568

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits         $41,478 $  582  5.61%    $36,595   $  505    5.52%
Other                  27,068    273  4.03%     22,104      211    3.82%
FHLB Advances              37      3  8.11%         45        1    8.89%
Federal Funds Purchased   -0-    -0-  0.00%        -0-      -0-    0.00%
Total Interest-Bearing
 Liabilities           68,583    858  5.00%      58,744     717    4.88%
Net Interest Income           $  986                     $  897
Non-Interest Bearing
 Deposits              11,505                     9,128
Total Cost of Funds                   4.29%                        4.22%
All Other Liabilities   1,002                       576
Stockholders Equity     7,464                     6,472
Unrealized Gain/Loss on
 Securities                14                       (43)
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY  $88,568                   $74,877
Net Interest Yield                   3.87%                         4.28%
Net Interest Margin                  4.74%                         5.09%

Table 7 - Interest Rate Sensitivity
(In Thousands)                        March 31, 1997
                            Less  One Year  Greater   Non-
                            Than   Through   Than   Interest
                           1 Year  5 Years  5 Years  Bearing   Total
Asset:
Federal Funds Sold        $12,025                             $12,025
Investments                   796     2,261   13,548           16,605
Loans                      28,660    30,250       60           58,970
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                          6,081    6,081
                           41,481    32,511   13,608   6,081   93,681
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits  54,193    18,482      -0-           72,675
Non-Interest Bearing Deposits                         12,609   12,609
FHLB Advances                                    -0-              -0-
Noninterest Bearing Liabilities
 and Stockholders' Equity                              8,397    8,397
Total                     54,193    18,482       -0-  21,006   93,681
Interest Rate Sensitivity
 Gap                     (12,712)   14,029    13,608 (14,925)     -0-
Cumulative Interest Rate
 Sensitivity Gap        $(12,712)  $ 1,317   $14,925$    -0-  $   -0-

OTHER INCOME

Total  other  income  was $125,000 for the three  month  period ended March 31, 1998 as compared to $123,000 for the same period in 1997, an increase of $2,000. Other income is comprised primarily of customer service fees and other items.


OPERATING EXPENSES

Total operating expenses were $700,000 annualized, or 3.16% of average total assets, for the three month period ended March 31, 1998 as compared to $612,000, or 3.27%, for the same period in 1997. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $38,000 or 13.06% over the first three months of 1998 due to normal salary increases. Occupancy and equipment expenses increased approximately $24,000 when compared to expenses at March 31, 1997, an increase of 20.55%. Contributing to the increase in occupancy and equipment expenses was the opening of the Kingston branch in December 1997.

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

During the three month period ending March 31, 1998, the Bank recorded $162,000 in tax expense which resulted in an approximate effective rate of 39.9%. Comparably, in 1997, the Bank recorded $142,000 in tax expense, resulting in an approximate effective rate of 38%.

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 1 - OTHER INFORMATION

Item 1.     Legal Proceedings
       None.
Item 2.Changes in Securities
       None.
Item 3.Defaults Upon Senior Securities
       None.
Item 4.Submission of Matters to a Vote of Security Holders
       None.
Item 5.Other Information
       None.
Item 6.Exhibits and Reports on Form 8-K
       Exhibit 27 - Financial Data Schedule.
                        FORM IO-QSB(A)

                          SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           FIRST CENTRAL BANCSHARES, INC.

Date:                                                       By:
____________________________________________________
                  Ed. F. Bell, Chairman, President
                   and Chief Executive Officer

Date:                                                       By:
____________________________________________________
                  Willard D. Price, Executive Vice President
                   and Chief Financial Officer