Form 10QSB
period 1998-06-30
FIRST CENTRAL BANCSHARES INC
filed 1998-08-14
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1998

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 513,281 on August 6, 1998.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997           3

          Condensed Consolidated Statements of Income
          for the three months and six months ended
          June 30, 1998 and 1997                              4

          Condensed Consolidated Statements of Cash
          Flows for the six months ended June 30, 1998
          and 1997                                            5

          Condensed Consolidated Statements of Comprehensive
          Income for the six months ended June 30, 1998
          and 1997                                            6

          Notes to Condensed Consolidated Financial
          Statements                                        7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       9-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  14

Item 2.   Changes in Securities                              14

Item 3.   Defaults upon Senior Securities                    14

Item 4.   Submission of Matters to a Vote
          of Securities Holders                              14

Item 5.   Other Information                                  14

Item 6.   Exhibits and Reports on Form 8-K                   14

Signature                                                    15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                        June 30, December 31,
                                           1998       1997
-ASSETS-
 Cash and Due from Banks                $  3,112    $ 3,032
 Federal Funds Sold                       16,815      5,650
    Total Cash and Cash Equivalents       19,927      8,682

 Investment Securities Available for Sale 19,323     11,214

 Loans, Net                               57,680     58,036

 Premises and Equipment (Net)              4,083      4,133
 Accrued Interest Receivable                 649        495
 Other Assets                                170        230

TOTAL ASSETS                            $101,832    $82,790

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                 $ 13,083    $10,761
   Interest Bearing                       80,107     63,813
    Total Deposits                        93,190     74,574

 Accrued Interest Payable                    398        335
 Other Liabilities                           289        400
    Total Liabilities                     93,877     75,309

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   513,281 Shares in 1998 and 466,755 Shares
   in 1997                                 2,566      2,334
  Additional Paid-In Capital               4,358      3,427
  Retained Earnings                        1,044      1,719
  Unrealized Gain (Loss) on Securities       (13)         1
   Total Stockholders' Equity              7,955      7,481

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $101,832    $82,790














See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                              (In Thousands Except
                             per Share Information)
                     Three Months Ended   Six Months Ended
                          June 30,             June 30,
                         1998      1997    1998         1997
INTEREST INCOME:
 Loans                  $1,488    $1,509  $2,986       $2,922
 Investment Securities     294       183     517          366
 Federal Funds Sold        170        19     293           37
  Total Interest Income  1,952    1,711    3,796        3,325

INTEREST EXPENSE           946       754   1,804        1,471

  Net Interest Income    1,006       957   1,992        1,854

PROVISION FOR LOAN LOSSES   60        58      65           93

Net Interest Income After
 Provision for Loan Losses 946       899   1,927        1,761

OTHER INCOME               128       147     253          270

OPERATING EXPENSES         691       595   1,391        1,207

INCOME BEFORE INCOME TAX   383       451     789          824

INCOME TAXES               139       174     301          316

NET INCOME              $  244    $  277  $  488       $  508

BASIC EARNINGS PER COMMON
 SHARE                  $ 0.48    $ 0.60  $ 0.95       $ 1.09






















See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                            Six Months Ended
                                                June 30,
                                               1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   488  $   508
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                      65       93
   Depreciation                                  150      119
   Amortization                                    1        2
   (Increase) in Interest Receivable            (154)     (48)
   Increase (Decrease) in Interest Payable        63      (30)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                     3        8
   FHLB Stock Dividends                           (9)     (18)
   Decrease in Other Assets                       59       (2)
   (Decrease) in Other Liabilities              (102)    (121)
    Total Adjustments                             76        3
     Net Cash Provided by Operating Activities    564     511

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                     5,128      892
 Purchase of Investment Securities Available
  for Sale                                   (13,254)  (1,000)
 (Increase) Decrease in Loans                    291   (5,113)
 Purchase of Premises and Equipment             (100)    (375)
     Net Cash Used in Investing Activities    (7,935)  (5,596)

NET CASH FROM INVESTING ACTIVITIES
 Increase in Deposits                         18,616    3,121
 Increase in Federal Funds Purchased             -0-    1,035
     Net Cash Provided by Financing Activities 18,616   4,156

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              11,245    (929)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            8,682   4,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $19,927 $ 3,265

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                    $ 1,741 $ 1,501
  Income Taxes                                $   277 $   375

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on
   Investment Securities                      $    23  $   14
 Change in Deferred Income Tax Benefit
   Associated with Unrealized Loss on
   Investment Securities                      $    9   $    6
  Change in Net Unrealized Loss on
   Investment Securities                      $   14   $    8
 Issuance of Common Stock Dividend:
  Par                                         $  232   $  -0-
  Additional Paid-in Capital                  $  931   $  -0-
  Reduction in Retained Earnings Due to
   Issuance of Common Stock                   $1,163   $  -0-





See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

  Condensed Consolidated Statements of Comprehensive Income

                         (Unaudited)

                        (In Thousands)



                                            Six Months Ended
                                                June 30,
                                               1998     1997

Net Income                                      $488     $508

Other Comprehensive Income, Net of Tax:
 Unrealized Losses on Investment Securities      (23)     (14)
 Less Reclassification Adjustment for Gains
  Included in net Income                         -0-      -0-
 Less Income Taxes Related to Unrealized
  Gains on Investment Securities                   9        6
   Other Comprehensive Income (Loss), Net of Tax (14)      (8)

Comprehensive Income                            $474     $500








































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    June 30, 1998 and 1997

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1998, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital $20.00 or $930,520, and charged retained earnings a total of $1,163,150. No stock dividends were declared during the quarter ended June 30, 1997.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 1998 and 1997 the weighted average number of shares was 513,281 and 466,755, respectively. During the period ended June 30, 1998 and 1997 the Company did not have any dilutive securities.

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this statement is not expected to have a material effect on the Company's financial statements.


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

Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.


BALANCE  SHEET  ANALYSIS  - COMPARISON  AT  JUNE  30,  1998  TO
DECEMBER 31, 1997

Assets totalled $101.8 million as of June 30, 1998, as compared to $82.8 million as of December 31, 1997, an increase of 22.95%.


INVESTMENT SECURITIES

Investment securities were $19.3 million or 19.0% of total assets, as of June 30, 1998 an increase of $8.1 million from $11.2 million as of December 31, 1997. During the six-month period there were $5.1 million in calls, maturities, and principal paydowns offset by the purchase of $13.2 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 6.42% of the portfolio as of June 30, 1998 and 13.59% as of December 31, 1997.

As of June 30, 1998 and December 31, 1997, the Bank's entire investment portfolio was classified as available for sale and reflected on the balance sheet at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized loss on securities available for sale, net of tax was approximately  $13,000  as  of  June  30,  1998,  a  change  of approximately $14,000 from December 31, 1997, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  six  months  of  1998,  total  gross  loans outstanding decreased by approximately $523,000 to $59.5 million as of June 30, 1998 from $60.1 million as of December 31, 1997 attributable primarily to $12.8 million in originated loans offset by amortization and payoffs of approximately $13.4 million. As of June 30, 1998 and December 31, 1997, net loans outstanding represented 57% and 70% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of June 30, 1998 and December 31, 1997.


Table 1 - Loan Portfolio by Category

     (In Thousands)
                                          June 30,December 31,
                                            1998      1997
Loans secured by real estate:
 Commercial properties                    $ 6,607   $ 8,108
 Construction and land development         10,247     8,272
 Residential and other properties          24,937    25,087
  Total loans secured by real estate       41,791    41,467
 Commercial and industrial loans            5,658     5,231
 Consumer loans                            11,220    12,389
 Other loans                                  878       983
                                           59,547    60,070
 Less:  Allowance for loan losses            (577)     (587)
        Unearned interest                  (1,243)   (1,395)
        Unearned loan fees                    (47)      (52)

   Loans, Net                             $57,680   $58,036
As of June 30, 1998, there were outstanding commitments to advance construction funds and to originate loans in the amount of $10.6 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $6.3 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of June 30, 1998 and December 31, 1997, the allowance had a balance of approximately $577,000 and $587,000, respectively. There were no loans on which the accrual of interest had been discontinued as of June 30, 1998 or at December 31, 1997, and there were no loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                6-30-98  % to  12-31-97  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial, and agricultural$ 86  14.90%$ 80  13.63%
Real Estate - construction         102  17.68%     83   14.14%
Real Estate - mortgages            198  34.32%    205   34.92%
Installment - consumers            112  19.41%    124   21.12%
Other                               13   2.25%     14    2.39%
Other Unallocated                   66   11.44%    81   13.80%

Total                             $577  100.00%  $587  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 6-30-98 6-30-97

Balance, at beginning of period                   $587    $563

Charge-offs:
Commercial, financial, and agricultural             23       2
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             76      74
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural              3     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             21      28
Other                                              -0-     -0-

Net charge-offs                                     75      48
Additions to loan loss reserve                      65      93
Balance at end of period                          $577    $608

Ratio of net charge-offs to average loans outstanding.13% .08%


DEPOSITS

Deposits increased by $18.6 million to $93.2 million as of June 30, 1998 from $74.6 million as of December 31, 1997, an increase of 24.96%. Demand deposits, which include regular, money market, NOW and demand deposits, were $43.4 million, or 46.6% of total deposits, at June 30, 1998. Core deposits were 32.6% of total deposits at June 30, 1998. During the six-month period, the Bank was successful in increasing the balances in the demand deposit category by $2.3 million. Certificate accounts were $49.8 million at June 30, 1998, a increase of $11.7 million over the $38.1 million as of December 31, 1997. Table 4 summarizes the Bank's deposits by major category as of June 30, 1998 and December 31, 1997.

Table 4 - Deposits by Category

    (In Thousands)
                                          June 30,December 31,
                                            1998      1997
Demand Deposits:
 Noninterest-bearing accounts             $13,083    $10,760
 NOW and MMDA accounts                     26,723     22,351
 Savings accounts                           3,618      3,355
  Total Demand Deposits                    43,424     36,466

Term Deposits:
 Less than $100,000                        37,156     27,451
 $100,000 or more                          12,610     10,657
                                           49,766     38,108

                                          $93,190    $74,574
CAPITAL

During the six month period ended June 30, 1998, stockholders' equity increased by $474,000 to $8.0 million, due to net income for the period of $488,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of June 30, 1998, the Bank held $19.3 million in available-for-sale securities and during the first six months of 1998 the Bank received $5.1 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $18.6 million during the same six month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at June 30, 1998.

The  Bank can also enter into repurchase agreement transactions should  the need for additional liquidity arise.  At  June  30,
1998,   the   Bank   had  $190,000  of  repurchase   agreements
outstanding.

As of June 30, 1998, the Bank had capital of $8.0 million, or 7.8% of total assets, as compared to $7.5 million, or 9.0%, at December 31, 1997. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                                 (Dollars in Thousands)
                                                     Minimum
                                June 30,December 31,Regulatory
                                 1998      1997       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          12.9%      12.9%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          13.8%      13.9%     8.00%
Leverage Ratio                     8.6%       9.5% Up to 5.00%
Total Risk-Weighted Assets      $61,865    $57,914

As of June 30, 1998 and December 31, 1997, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE  30,
1998 AND 1997


GENERAL

The Bank reported net income of $488,000, or $0.95 per share for the six month period ended June 30, 1998 as compared with $508,000 or $1.09 per share for the same period in 1997, an decrease of 3.94%.


NET INTEREST INCOME

Net interest income increased by $138,000 to $1,992,000 for the six month period in 1998 from the comparable period in 1997. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 8.75% totalled $86.7 million as of June 30, 1998. In comparison in 1997, average interest earning assets, at a yield of 9.26%, totalled $71.8 million.

Interest and dividend income increased by $471,000 for the six month period in 1998 compared to the same period in 1997. This improvement is primarily attributable to an increase of approximately $15.0 million, or 21%, in the volume of average earning assets during the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997. Interest income on loans increased by $64,000 over the same two periods primarily as a result of an increase in average yield on loans from 9.82% to 10.03%. Over the same two periods, interest and dividends on investments increased by $151,000 due to an increase of approximately $4.4 million or 36.30% in the volume of investments during the six month period. Interest income on Federal Funds Sold increased by $256,000 due to an increase of approximately $9.5 million in average Federal Funds Sold outstanding during the six month period as compared to a decrease of $5.2 million during the same period in 1997.

Total interest expense increased $333,000 for the six month period ended June 30, 1998 compared to the same period in 1997. Interest on deposits increased by $332,000 as a result of an increase of approximately $12.5 million in average deposits over the same period in 1997. The average rate on interest-bearing liabilities increased to 5.00% for the six month period in 1998 from 4.92% in the comparable period of 1997.
Table 6 - Average Balances, Interest and Average Rates
                                 June 30
                    1998        (in thousands)       1997
                 Average         AverageAverage        Average
                 Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold$10,875  $  293  5.39%$ 1,340  $   37  5.52%
Investments:
Securities--Taxable14,926     497  6.66% 10,951     366  6.68%
Non-Taxable         1,386      20  2.89%    -0-     -0-    N/A
Total Loans, Including
 Fees              59,555   2,986 10.03% 59,499   2,922  9.82%
Total Interest Earning
 Assets            86,742   3,796  8.75% 71,790   3,325  9.26%

Cash and Due From
 Banks             2,759                  2,344
All Other Assets   4,789                  4,100
Loan Loss Reserve/
 Unearned Fees    (1,933)                (2,096)
TOTAL ASSETS     $92,357                $76,138

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits    $44,290   $1,250  5.64%$36,533  $1,016  5.56%
Other             27,880      550  3.95% 23,146     452  3.90%
FHLB Advances         18        4  4.44%     45       2  8.88%
Federal Funds
 Purchased           -0-      -0-  N/A       36       1  5.56%
Total Interest-Bearing
 Liabilities      72,188    1,804  5.00% 59,760   1,471  4.92%
Net Interest Income        $1,992                $1,854
Non-Interest Bearing
 Deposits         11,700                  9,365
Total Cost of Funds                4.30%                 4.26%
All Other Liabilities761                    482
Stockholders Equity7,718                  6,607
Unrealized Gain/Loss on
 Securities          (10)                   (76)
TOTAL LIABILITIES
 AND STOCKHOLDERS
 EQUITY          $92,357                $76,138
Net Interest Yield                 3.75%                 4.34%
Net Interest Margin                4.59%                 5.17%

Table 7 - Interest Rate Sensitivity
(In Thousands)                    June 30, 1998
                           Less  One YearGreater Non-
                           Than  Through Than  Interest
                          1 Year  5 Years5 Years Bearing   Total
Asset:
Federal Funds Sold       $16,815                          $16,815
Investments                  787  1,964  16,572            19,323
Loans                     28,794 30,675      79            59,548
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                       6,146   6,146
                          46,396  32,639  16,651    6,146 101,832
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits 57,439  22,668     -0-          80,107
Non-Interest Bearing Deposits                      13,083  13,083
FHLB Advances                                -0-             -0-
Noninterest Bearing Liabilities
 and Stockholders' Equity                           8,642   8,642
Total                     57,439  22,668     -0-   21,725 101,832
Interest Rate Sensitivity
 Gap                     (11,043)  9,971  16,651  (15,579)    -0-
Cumulative Interest Rate
 Sensitivity Gap        $(11,043)$(1,072)$15,579 $    -0- $   -0-

OTHER INCOME

Total  other income was $253,000 for the six month period ended
June  30,  1998 as compared to $270,000 for the same period  in
1997,  a  decrease  of  $17,000.   Other  income  is  comprised
primarily of customer service fees and other items.


OPERATING EXPENSES

Total operating expenses were $1,391,000, or 3.01% annualized of average total assets, for the six month period ended June 30, 1998 as compared to $1,207,000, or 3.17%, for the same period in 1997. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $80,000 or 13.40% over the first six months of 1998 due to normal salary increases. Occupancy and equipment expenses increased approximately $53,000 when compared to expenses at June 30, 1997, an increase of 22.96%. Contributing to the increase in occupancy and equipment expenses was the opening of the Kingston branch in December 1997.

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

During the six month period ending June 30, 1998, the Bank recorded $301,000 in tax expense which resulted in an approximate effective rate of 38.2%. Comparably, in 1997, the Bank recorded $313,000 in tax expense, resulting in an approximate effective rate of 38%.

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 1 - OTHER INFORMATION

Item 1. Legal Proceedings
        None.
Item 2. Changes in Securities
        None.
Item 3. Defaults Upon Senior Securities
        None.
Item 4. Submission of Matters to a Vote of Security Holders
        None.
Item 5. Other Information
        None.
Item 6. Exhibits and Reports on Form 8-K
        Exhibit 27 - Financial Data Schedule.
                        FORM IO-QSB(A)

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





                           FIRST CENTRAL BANCSHARES, INC.

Date:             By:
                  ____________________________________________________
                  Ed. F. Bell, Chairman, President
                   and Chief Executive Officer

Date:             By:
                  ____________________________________________________
                  Willard D. Price, Executive Vice President
                   and Chief Financial Officer
             Exhibit 27 - Financial Data Schedule

                            6-30-98
                     Amount (In Thousands)
Cash                                                   $ 3,112
Federal Funds Sold                                      16,815
Trading Assets                                             -0-
Investments AFS                                         19,323
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   59,547
Allowance for Losses                                       577
Total Assets                                           101,832
Deposits                                                93,190
Short-Term Borrowings                                      -0-
Other Liabilities                                          289
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,566
Other Stockholders Equity                                4,358
Total Liab.-Stockh. Equity                             101,832
Interest on Loans                                        2,986
Interest on Investments                                    517
Other Interest Income                                      293
Total interest Income                                    3,796
Interest on Deposits                                     1,800
Total Interest Expense                                   1,804
Net Interest Income                                      1,992
Provision-Loan Losses                                       65
Securities-Gain/Loss                                       -0-
Other Expenses                                           1,391
Income Before Tax                                          789
Income Before Extraordinary                                488
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 488
Earnings Per Share-P                                      0.95
Earnings Per Share-D                                      0.95
Net Interest Yield-EA                                     3.75
Loans-Non Accrual                                          -0-
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        587
Total Charge-Offs                                           99
Total Recoveries                                            24
Allowance End of Period                                    577
Loan Loss-Domestic                                         577
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                       86



(b)  Reports on Form 8-K, None.