Form 10QSB
period 1998-09-30
FIRST CENTRAL BANCSHARES INC
filed 1998-11-17
CIK 897979

[ARTICLE] 9

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-30-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                           2,103
[INT-BEARING-DEPOSITS]                              00
[FED-FUNDS-SOLD]                                13,040
[TRADING-ASSETS]                                    00
[INVESTMENTS-HELD-FOR-SALE]                     25,165
[INVESTMENTS-CARRYING]                              00
[INVESTMENTS-MARKET]                                00
[LOANS]                                         59,315
[ALLOWANCE]                                        576
[TOTAL-ASSETS]                                 102,661
[DEPOSITS]                                      93,768
[SHORT-TERM]                                        00
[LIABILITIES-OTHER]                                170
[LONG-TERM]                                         00
[PREFERRED-MANDATORY]                               00
[PREFERRED]                                         00
[COMMON]                                         2,566
[OTHER-SE]                                       4,358
[TOTAL-LIABILITIES-AND-EQUITY]                 102,661
[INTEREST-LOAN]                                  4,508
[INTEREST-INVEST]                                  842
[INTEREST-OTHER]                                   514
[INTEREST-TOTAL]                                 5,864
[INTEREST-DEPOSIT]                               2,821
[INTEREST-EXPENSE]                               2,825
[INTEREST-INCOME-NET]                            3,039
[LOAN-LOSSES]                                      148
[SECURITIES-GAINS]                                  00
[EXPENSE-OTHER]                                  2,128
[INCOME-PRETAX]                                  1,161
[INCOME-PRE-EXTRAORDINARY]                         722
[EXTRAORDINARY]                                     00
[CHANGES]                                           00
[NET-INCOME]                                       722
[EPS-PRIMARY]                                     1.43
[EPS-DILUTED]                                     1.43
[YIELD-ACTUAL]                                    3.68
[LOANS-NON]                                          0
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                   587
[CHARGE-OFFS]                                      194
[RECOVERIES]                                        35
[ALLOWANCE-CLOSE]                                  576
[ALLOWANCE-DOMESTIC]                               576
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                             75