Form 10KSB
period 1998-12-31
FIRST CENTRAL BANCSHARES INC
filed 1999-03-31
CIK 897979

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [X] Yes     [ ] No
Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year was $8,519,379.

At March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $11,087,636 The last recorded trade of shares between individuals was on December 16, 1998 at a price of $28 per share.

As of March 12, 1999, issuer had 513,281 shares of its $5.00 par value common stock outstanding.
                             PART I

Item 1. Description of Business

(a)  Business Development

First Central Bancshares, Inc. (the "Company") is a one bank holding company for First Central Bank (the "Bank"). The formation was approved by the stockholders of the Bank on March 18, 1993. On April 6, 1993 the Bank became a wholly owned subsidiary of the Company with the exchange of one share of Bank common stock for one share of common stock of the Company. The Company currently has 513,281 shares of its $5.00 par value common stock outstanding.

(b)  Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and five branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, one located in Farragut, Knox County, Tennessee, one located in Kingston, Roane County, Tennessee, and one located in Alcoa, Blount County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts; and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Honor and Cirrus network machines.

The Alcoa office in Blount County, Tennessee opened December 7, 1998. The competition includes four other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include twelve commercial banks and seven savings banks/savings and loan associations. A new commercial bank opened in Anderson County in 1995 and is the smallest in terms of asset size. First Central is the second smallest in asset size and remains the fastest growing institution in Loudon County, and the above-described market area. The Bank plans to expand its operations into Monroe County, Tennessee with the opening of a full service branch in Sweetwater, Tennessee planned for March 1999.

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

The Federal Reserve Board may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. It also regulates changes in the control of bank holding companies and the ability to proscribe the payment of dividends by banks and bank holding companies. The Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

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

As of December 31, 1998, the Bank employed 53 salaried persons and 7 hourly persons.

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

(b)(5)    Deposits

See Item 7 - Financial Statements and Schedule I (Attached)

(b)(6)    Return on Equity and Assets

See  Item  6  - Management's Discussion and Analysis or  Plan  of
Operation and Schedule VIII - Return on Assets and Equity.

(b)(7)    Short-Term Borrowings

None.

Item 2. Description of Property.

(a) Location of Property

As detailed in Item 1, the Bank operates offices in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee; Farragut, Knox County, Tennessee; Kingston, Roane County, Tennessee; and Alcoa, Blount County, Tennessee. The main office in Lenoir City is a new, modern facility containing approximately 10,000 square feet and was occupied in January of 1993. The Loudon office is a modern facility which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a new, modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet. The Kingston office which opened December 29, 1997, is similar to the Loudon branch with approximately 2,500 square feet. The Sweetwater, Tennessee office, which is currently under construction, is a full service facility of approximately 2,500 square feet and is scheduled for completion in March 1999. The Alcoa office is located in a temporary facility until construction of a new full service branch is completed in 2000.

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

(c)  Description of Real Estate and Operating Data

(1) The Company has its principal offices in its headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties which house the branches at Loudon and Tellico Village, Loudon, Tennessee, Farragut, Tennessee and at Kingston, Tennessee. The Bank also owns property in Sweetwater, Tennessee and Alcoa, Tennessee, where there are new branches currently under construction. None of the properties amount to ten (10%) percent of total assets and none are encumbered.

Item 3. Legal Proceedings

The   Company  is  not  aware  of  any  material  pending   legal
proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The stock of the Company is not publicly traded on any exchange or market. The stock is traded between individual stockholders only. The stock was issued in a one for one share exchange with the Bank stockholders when the Bank was merged with the Company on April 6, 1993. The price for the traded stock is set between the individuals. However, Company officials believe that the stock has traded from a low of $27 per share to a high of $30 per share between January 1998 and the date of this report as per individuals who have sold and/or purchased stock.

(b)  Holders

The Company has six hundred and twenty-six (625) shareholders of common stock.

(c)  Dividends

In February 1998, the Company distributed a ten (10%) percent dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital $20.00 or $930,520, and charged retained earnings a total of $1,163,150. No dividends were distributed in 1997.

Item 6. Management's Discussion and Analysis


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Central Bancshares, Inc. is a one bank holding company which owns 100% of the outstanding stock of First Central Bank.
The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The  following  represents a narrative analysis of the  financial condition and operational results of the company and its subsidiary bank for 1998. For a more complete understanding of this narrative, please refer to the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report.

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 1998 total assets increased 33.8% from December 31, 1997. Federal Funds sold increased significantly with a net increase of 164.0% at December 31, 1998 from December 31, 1997. Investment securities increased 142.0% from December 31, 1997. This increased liquidity was the result of the significant increase in deposits as discussed later in this analysis.

Net loans increased 5.0% as the Bank had only modest loan growth. Real estate loans overall decreased 5.1%, which reflected refinancing of residential properties to long term fixed rate loans in the secondary market, as well as, a decline in commercial property loans. Construction and land development loans were essentially unchanged with growth of .10%. Residential and commercial properties decreased 6.1% and 7.0% respectively. Consumer and other loans increased 32.3% and commercial loans increased by 5.0%.

Management has continued to evaluate the loan loss reserve through a monthly analysis of loans outstanding. The adequacy of the loan loss reserve is also evaluated quarterly by the board of directors. The reserve for loan losses was increased 1.2% and remains approximately 1% of net loans outstanding. Nonperforming assets increased by $332,000 from 1997. This resulted in nonperforming loan ratios of .59% of total loans at 12/31/98 and .07% at 12/31/97. Coverage of loan loss reserve to nonperforming assets was 1.6x and 15x respectively for 98 and 97. Total nonperforming assets to total assets were .33% at 12/31/98 and .05% at 12/31/97. The nonperforming ratios increased as the result two (2) business failures and will result in no losses to the bank. The nonperforming assets are monitored very closely and steps have been taken to correct all deficiencies. Past dues of thirty (30) days or more but less than ninety (90) days total 2.8% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will be effectively managed to keep both low.

As  noted  earlier,  net Investment securities increased  142.0%:
The total net securities are accounted for under Financial Accounting Standard (FAS) 115, (see notes to consolidated financial statements). All securities are in Government or Government agency issues. Also the Bank increased by 18.2% its investment in Federal Home Loan Bank of Cincinnati stock due to growth in assets, real estate loans and through stock dividends.

Net investment in premises and equipment increased 4.1% due primarily to beginning construction of the Sweetwater office and the opening of our Blount County office in December in leased facilities. Other assets increased 23.1% due to an increase in accrued interest receivable.

Deposit increases of 36.5% reflect very strong growth with the new Kingston office performing very well and the Farragut office continuing to be a major factor. Deposit growth is expected to continue to increase significantly in 1999 due to the Blount County and Sweetwater offices, Demand deposit growth increased 25.0% and time deposits Increased 47.5%. Non-interest bearing demand deposits increased 35.2% and interest bearing demand deposits increased 20.7%. Time deposits under $100,000 increased 50.5% while time deposits over $100,000 increased by 39.9%.
Other liabilities decreased 25.8% which primarily was due to payoff of year end 1997 construction liabilities associated with the Kingston office and the payoff of the Federal Home Loan advance during 1998.

Liquidity, which is the company's ability to mobilize cash to meet operating needs, was up significantly from the prior year. This increase resulted primarily from the increase in federal funds sold and investment securities as noted previously. The extra investible funds were due to the very strong increase in deposits. The liquidity ratio at year end was well above regulatory requirements. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long term credit advances. Also, the Bank may enter into repurchase agreements or purchase federal funds should the need for additional liquidity arise. Cash and due from accounts decreased by 15.4% over year end 97 as the bank placed more assets in interest earning instruments. Net unrealized gains on investments in 98 improved by $71,066 which resulted in a net gain at year end. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising rate environment.

The Company and Subsidiary had a decrease of 20.1% in net income for 1998. This decrease resulted from the rapid growth in deposits of which the greatest percentage were interest bearing, as well as the bank's commitment to new equipment and software to be Y2K ready. The return on average assets (ROAA) for the year was .91% versus 1.49% for 1997. The return on equity (ROE) was 11.39% versus 16.99% for 1997. Net interest income increased by 1.5% while total interest income increased by 13.2%. Interest income is composed of the following: loan income which decreased by 3.2%; investment securities income which increased by 69.5% and federal funds sold income which increased 456.1%. As previously stated the rapid growth in deposits left excess money to invest versus our loan demand. Securities and Federal Funds obviously earn less interest than loans. Interest expense increased by 27.5% The components of interest expense include interest on now accounts, money market accounts and repurchase agreements which increased 11.6%; savings accounts which increased 11.8%; and certificates of deposits which increased 35.5%. This increase in interest expense reflects the shifting of deposits from lower yielding money market accounts back into time deposits, as well as the growth. These factors resulted in a net interest margin of 4.09% versus a margin of 5.25% for 1997.

Non-interest income increased 13.5%. Service charge income is the largest component of non-interest income and increased 3.1%. Non-interest expense increased 19.1% which was primarily the result of depreciation for equipment and software. Salaries and benefits, data processing fees and occupancy expense account for the largest components of noninterest expense and all increased. Salaries and benefits increased by 15.7% due to the addition of employees for Kingston and Alcoa and staffing for the planned Sweetwater opening. In addition the bank instituted a health and dental benefit plan for employees. Data processing increased 32.4% as a result of the growth in deposits and the conversion to new operating software. Occupancy expense, furniture fixtures and equipment depreciation and maintenance expenses increased by 26.6% due to the new office and equipment purchases. Other miscellaneous expenses increased 15.1%. All non-interest costs will continue to increase as deposits grow and a new planned full service office is opened in 1999 and the probable start of construction for a new permanent facility in Blount County.

CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31, 1993. The company issued 38,560 shares of stock in 1994 in the form of a stock dividend to shareholders. The company also issued 42,376 shares of stock in the form of a stock dividend in 1996. The company issued 46,526 shares of stock as a stock dividend in February, 1998.

Total capital was $9.0 million at December 31, 1998 Total Tier I capital was $8.4 million. Total capital at December 31, 1997 was $8.0 million and Tier I capital was $7.5 million. Risk based capital guidelines as defined by the banking regulators require the Bank to maintain minimum total capital ratios of 8% to risk-weighted assets, Tier I capital of 4%, and Tier I capital to average assets of 3%. The Bank maintained total capital of 12.0% at 12-31-98 and 13.9% at 12-31-97. Tier I capital was 11.2% and
12.9% for 1998 and 1997 respectively. Tier I capital to average assets was 7.6% at 12-31-98 and 9.5% at 12-31-97. The Bank exceeded all of the minimum capital ratio requirements in the years discussed and management believes that the capital position is adequate to support the operations of the company and subsidiary bank.

YEAR 2000 READINESS

The Bank continued its plans to be ready in all respects for the new millennium. A Y2K committee including executive management has been in place for approximately eighteen months. The board of directors is updated monthly of progress. A comprehensive evaluation and testing schedule was finalized in 1998 as well as a detailed contingency backup plan. All equipment that was not Y2K compliant was replaced and a new operating system was installed through our data processing server in 1998. Testing of all mission critical systems including the primary and backup operating system was implemented and nearly complete by year end. Testing for all mission critical systems will be completed in the first quarter and all other systems/software will be completed in the second quarter. The contingency plans detail specific steps to be taken in the unlikely event of a disruption in our systems or other aspects of operations within our control as well as critical services outside our control such as power, water, and communications. We are on schedule to be compliant in all respects to Y2K. Management remains confident that there will be no interruptions in our ability to continue to provide efficient service to our customers and shareholders in the year 2000 and beyond.

REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC) The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and Securities and Exchange Commission (SEC).

In 1993, the shareholders of the Bank approved the formation of a single-bank holding company and a plan for the exchange of one share of bank stock for one share of holding company stock. This transaction was accomplished April 6, 1993. The Bank had an agreement with TDFI and FDIC not to declare or pay any cash dividends for the first three years of existence. The Company has now passed that three year threshold and will address dividends according to the established dividend policy. As noted previously, the Company declared and paid a stock dividend in 1994 of 38,560 shares which represented a dividend of 10%. The company also paid a stock dividend of 42,376 shares in 1996 and 46,526 shares in 1998.

Beginning in 1993, FDIC deposit insurance premiums were assessed based on the financial soundness (including capital adequacy) and the risks inherent in the Bank. The premiums ranged from $.23 per $100 of deposits to $.31 per $100. The Bank was assigned the rate of $.23 per $100 for 1993 and 1994. In 1995 the rate was lowered to a range of $.04 to $.31 for assessments when the Bank Insurance Fund (BIF) reached 1.25% of total bank domestic deposits in the third quarter. This rate was further reduced to a minimum of $500 at year end. This significantly reduced the bank's cost for 1995 and remained nominal for 1996, 1997 and 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends FASB Statement No. 52, Foreign Currency Translation, to permit a special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, Accounting for Future Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to included in statement No. 107 the disclosure provisions about concentrations of credit risk from Statement No.
105. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is required to be applied retroactively to financial statements of prior periods. The Bank is currently assessing the impact of this statement on its financial statements and will adopt the statement during 1999.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially
similar   to  the  primary  operations  of  a  mortgage   banking
enterprise.   The  Bank  is  not  currently  entering  into   any
transactions related to securitization of mortgage loans, nor does the Bank anticipate entering into any transactions of this nature in the future. Therefore, SFAS No. 134 will not have any effect on our financial condition or results of operations.

NOTE:  NUMERICAL  ENTRIES  APPEARING IN  THIS  REPORT  HAVE  BEEN
ROUNDED  FOR  EASE IN READABILITY. ACTUAL FIGURES APPEAR  IN  THE
AUDITOR'S  REPORT, WHICH IS CONTAINED WITHIN THE FOLLOWING  PAGES
OF THIS DOCUMENT.


Item 7.  Consolidated Financial Statements and Financial Data
Schedules

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                     Lenoir City, Tennessee

                CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1998, 1997, and 1996


                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                        TABLE OF CONTENTS






                                                            PAGE
INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF INCOME

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.





                                             Certified     Public
Accountants
                                        January 29, 1999

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS



                 As of December 31,      1998          1997
ASSETS
 Cash and Due From Banks               $  2,563,8   $  3,032,06
                                               37             5
 Federal Funds Sold                    14,915,000     5,650,000
   Total Cash and Cash Equivalents     17,478,837     8,682,065

 Investment Securities At Fair         27,139,181    11,214,710
Value
 Loans, Net                            60,943,601    58,035,658
 Premises and Equipment, Net            4,304,387     4,133,082
 Accrued Interest Receivable              673,890       494,593
 Prepaid Expenses and Other               181,626       186,807
 Prepaid Income Taxes                      10,050             0
 Deferred Income Tax Benefit               26,181        43,218

TOTAL ASSETS                           $110,757,7   $ 82,790,13
                                               53             3

                    LIABILITIES AND EQUITY
            LIABILITIES
 Deposits:
  Demand                               $ 45,576,7   $ 36,466,33
                                               32             5
  Term                                 56,210,445    38,108,158
   Total Deposits                      101,787,17    74,574,493
                                                7

 Advances From Federal Home Loan                0        43,121
Bank
 Accrued Interest Payable                 443,710       335,242
 Accrued Income Taxes                           0         9,499
 Other                                    101,195       346,646
   Total Liabilities                   102,332,08    75,309,001
                                                2


SHAREHOLDERS' EQUITY
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares,
Issued
  and Outstanding 513,281 Shares
  (466,755 in 1997)                     2,566,405     2,333,775
 Capital In Excess of Par Value         4,357,519     3,426,999
 Retained Earnings                      1,456,410     1,719,082

 Shareholders' Equity Before
Accumulated
  Other Comprehensive Income            8,380,334     7,479,856
 Accumulated Other Comprehensive           45,337         1,276
Income
   Total Shareholders' Equity           8,425,671     7,481,132

TOTAL LIABILITIES AND EQUITY           $110,757,7   $ 82,790,13
                                               53             3







 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME




    For the Years Ended
       December 31,            1998         1997         1996
INTEREST INCOME
 Loans                       $ 5,715,8    $ 5,902,3    $ 5,062,8
                                    52           02           50
 Investment Securities       1,255,076      740,478      729,119
 Federal Funds Sold            685,277      123,232      230,768
  Total Interest Income      7,656,205    6,766,012    6,022,737

INTEREST EXPENSE             3,869,026    3,033,938    2,926,849

NET INTEREST INCOME          3,787,179    3,732,074    3,095,888

PROVISION FOR LOAN LOSSES      235,000      177,500      211,500

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES   3,552,179    3,554,574    2,884,388

NONINTEREST INCOME
 Service Charges on
  Demand Deposits              502,978      488,050      384,746
 Loan Fees and Other
  Service Charges              337,504      244,812      176,494
 Other                          22,692       27,922       17,207
  Total Noninterest Income     863,174      760,784      578,447

NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                   1,461,468    1,262,753    1,142,994
 Occupancy Expense             293,918      234,578      226,885
 Data Processing Fees          265,006      200,105      197,935
 Furniture and
  Equipment, Depreciation
  and Maintenance              323,516      253,172      234,558
 Federal Insurance              22,711       21,961       14,536
Premiums
 Advertising and Promotion      96,908       93,087       82,138
 Office Supplies and           170,084      131,344       94,435
Postage
 Other                         311,681      275,922      262,998
  Total Noninterest          2,945,292    2,472,922    2,256,479
Expense

INCOME BEFORE INCOME TAXES   1,470,061    1,842,436    1,206,356

INCOME TAXES                   569,583      715,166      443,618

NET INCOME                   $   900,4    $ 1,127,2    $   762,7
                                    78           70           38

EARNINGS PER SHARE AMOUNTS           $            $            $
                                  1.77         2.42         1.65




 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME









     For the Years Ended
        December 31,             1998        1997        1996
NET INCOME                      $900,47    $1,127,27    $ 762,73
                                      8            0           8

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
  Unrealized Gains (Losses)
on
   Investment Securities
Available
   for Sale                      71,066       56,125    (35,797)
  (Gain) Loss on Sales of
   Investment Securities              0            0          0
  Deferred Income Tax
(Expense)
   Benefit Associated With
   Unrealized Gains (Losses)
   on Investment Securities
   Available for Sale           (27,005)     (21,328)    13,601


   Other Comprehensive
Income,
    Net of Tax                   44,061       34,797    (22,196)

COMPREHENSIVE INCOME            $944,53    $1,162,06    $ 740,54
                                      9            7           2
























 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

        For the Years Ended December 31, 1998, 1997, 1996



                                           Accumulated
                                             Other
                     Capital in            Comprehensive Total
            Common   Excess of   Retained   Income    Shareholders'
            Stock    Par Value   Earnings   (Loss)      Equity
BALANCES,
 JANUARY 1,
 1996     $2,121,895 $2,579,479 $   888,474 $(11,325) $5,578,523

Other
 Comprehensive
 Income (Loss)     0          0           0  (22,196)    (22,196)

Stock Dividend
 of 42,376
 Shares of
 Common Stock211,880    847,520  (1,059,400)       0           0

Net Income         0          0     762,738        0     762,738

BALANCES,
 DECEMBER 31,
 1996      2,333,775  3,426,999     591,812  (33,521)  6,319,065

Other
 Comprehensive
 Income            0          0           0   34,797      34,797

Net Income         0          0   1,127,270        0   1,127,270

BALANCES,
 DECEMBER 31,
 1997      2,333,775  3,426,999   1,719,082    1,276   7,481,132

Other
 Comprehensive
 Income            0          0           0    44,061     44,061

Stock Dividend
 of 46,526
 Shares of
 Common Stock232,630    930,520  (1,163,150)        0          0

Net Income         0          0     900,478         0    900,478

BALANCES,
 DECEMBER 31,
 1998     $2,566,405 $4,357,519 $ 1,456,410  $ 45,337 $8,425,671


 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS







  For the Years Ended
      December 31,           1998          1997          1996

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Income              $    900,47    $ 1,127,27   $    762,73
                                    8             0             8
 Adjustments to
Reconcile
  Net Income to Net Cash
  Provided by Operating
  Activities:
   Provision For Loan         235,000       177,500       211,500
Losses
   Depreciation               277,338       238,292       222,441
   Amortization                 1,119         4,460         4,460
   Loss on Sale of
Premises
    and Equipment                   0           143             0
   Deferred Income Tax
    (Benefit)                 (9,968)        72,681      (33,140)
   Increase (Decrease)
in
    Unearned Interest       (417,886)        92,637       434,666
   (Increase) Decrease
in
    Unearned Loan Fees       (15,715)       (9,225)        17,990
   Amortization of Net
    Premiums on
Investment
    Securities                  7,995        12,874        17,302
   Federal Home Loan
Bank
    Stock Dividends          (18,600)      (15,900)      (13,700)
   (Increase) in Accrued
    Interest Receivable     (179,297)      (21,017)     (112,871)
   (Increase) Decrease
in
    Prepaid Expenses and
     Other                      4,062     (120,298)        16,035
   (Increase) in Prepaid
    Income Taxes             (10,050)             0             0
   Increase in Accrued
    Interest Payable          108,468         4,279        16,165
   Decrease in Income
Taxes
    Payable                   (9,499)     (138,558)      (23,232)
   Increase (Decrease)
in
    Other Liabilities       (245,451)       216,994        21,868
     Total Adjustments      (272,484)       514,862       779,484
      Net Cash Provided
by
       Operating              627,994     1,642,132     1,542,222
Activities











  For the Years Ended
      December 31,           1998          1997          1996

CASH FLOWS FROM
INVESTING
 ACTIVITIES
  Net Increase in
   Certificates of
Deposit
   in Other Banks                   0             0       100,000
  Purchases of
Investment
   Securities Available
   for Sale               (30,740,050)   (2,827,894)  (7,705,466)

  Principal Repayments
on
   Mortgage-Backed
   Securities Available
   for Sale                   897,250       388,432       478,085
  Maturities of
Investment
   Securities Available
   for Sale                14,000,000     2,350,000     4,600,000
  Increase in Loans        (2,709,342)   (2,757,242)  (12,394,112)

  Net Purchases of
Premises
   and Equipment            (448,643)    (1,007,064)     (498,511)

  Proceeds From Sale of
   Premises and                     0           862             0
Equipment
      Net Cash Used in
       Investing          (19,000,785)   (3,852,906)  (15,420,004)
Activities

CASH FLOWS FROM
FINANCING
 ACTIVITIES
  Increase in Deposits     27,212,684     6,700,546     7,348,063
  Repayment of Federal
Home
   Loan Bank Advances        (43,121)       (2,170)       (2,000)
     Net Cash Provided
by
      Financing            27,169,563     6,698,376     7,346,063
Activities

NET INCREASE (DECREASE)
IN
 CASH AND CASH              8,796,772     4,487,602   (6,531,719)
EQUIVALENTS

CASH AND CASH
EQUIVALENTS,
 BEGINNING OF YEAR          8,682,065     4,194,463    10,726,182

CASH AND CASH
EQUIVALENTS,
 END OF YEAR             $ 17,478,837   $ 8,682,065  $  4,194,463













  For the Years Ended
      December 31,           1998          1997          1996

Supplementary
Disclosures of
 Cash Flow Information:
  Cash Paid During the
   Year for:
    Interest              $  3,760,558   $ 3,029,659  $  2,910,684

    Income Taxes          $    599,100   $   781,043  $    499,990


Supplementary
Disclosures
 of Noncash Investing
 Activities:
  Change in Unrealized
   Gain/Loss on
   Investment Securities  $     71,066   $    56,125  $     35,797

  Change in Deferred
   Income Tax Associated
   With Unrealized
Gain/Loss
   on Investment          $     27,005   $    21,328   $    13,601
Securities
  Change in Net
Unrealized
   Gain/Loss on
Investment
   Securities             $     44,061   $    34,797   $    22,196

  Issuance of Common
Stock
   Dividend:
    Par                   $    232,630    $        0   $   211,880

    Capital in Excess of
     Par Value            $    930,520    $        0   $   847,520

    Reduction in
Retained
     Earnings Due to
     Issuance of Common   $  1,163,150     $       0   $ 1,059,400
Stock
















 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1998, 1997, and 1996




NOTE  1  -  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations - The Company's subsidiary, First Central Bank (the Bank), provides a variety of banking services to individuals and businesses through its six branches in Lenoir City, Loudon, Tellico Village, Farragut, Kingston, and Alcoa, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and installment loans.

Principles of Consolidation - The consolidated financial statements include the accounts of First Central Bancshares, Inc., a bank holding company, and its wholly owned subsidiary, First Central Bank. All significant intercompany balances and transactions have been eliminated.

Consolidated Statements of Comprehensive Income - In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company adopted this statement in 1998 and has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

Estimates - The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect certain reported amounts and disclosures. Accordingly, actual results could vary from those estimates.

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the southeastern United States, approximately $25,000 ($24,000 in
1997) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $13,000 ($17,000 in 1997) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $74,000 as of December 31, 1998 ($102,000 in 1997).

Federal Funds Sold - Federal funds sold consist of unsecured loans to two correspondent commercial banks located in the southeastern United States. These loans are repaid on the next business day.

Investment Securities - The Bank applies the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt Equity Securities (SFAS No. 115). In accordance with SFAS No. 115, the Bank has classified all of its investment securities in the available for sale category. These securities are carried at fair value based on quoted market prices. Any unrealized gain or loss is reported in the consolidated statements of comprehensive income, net of any deferred tax effect.

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

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 507,465 in 1998 (466,755 and 461,531 in 1997 and 1996).

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

NOTE 2 - INVESTMENT SECURITIES

The  Bank  applies SFAS No. 115 for its accounting for investment
securities.   The  amortized cost and  estimated  fair  value  of
investment securities as of December 31, 1998 and 1997 are as follows:

                   Investment Securities Available for Sale
                                     Gross   Gross    Estimated
                        Amortized UnrealizedUnrealized  Market
                          Cost       Gains    Losses     Value
As of December 31, 1998:
 Debt Securities:
  U.S. Treasury Securities
   and Obligations of U.S.
   Government Corporations
   and Agencies          $20,161,589 $ 47,998$(44,149)$20,165,438
  Obligations of States and
   Political Subdivisions  2,180,234    46,580  (4,352)  2,222,462
   Mortgage-Backed
   Securities              4,444,434    31,022  (3,975)  4,471,481
                          26,786,257   125,600 (52,476) 26,859,381
 Equity Security:
  Stock in Federal Home Loan
    Bank of Cincinnati,
    at Cost                  279,800         0        0    279,800
                         $27,066,057  $125,600$(52,476)$27,139,181
As of December 31, 1997:
 Debt Securities:
  U.S. Treasury Securities
   and Obligations of U.S.
   Government Corporations
   and Agencies          $8,953,856    $16,205$(16,589)$ 8,953,472
  Obligations of States and
   Political Subdivisions   497,978      4,320       0     502,298
   Mortgage-Backed
   Securities             1,524,018      6,351  (8,229)  1,522,140
                         10,975,852     26,876 (24,818) 10,977,910
 Equity Security:
  Stock in Federal Home
   Loan Bank of Cincinnati,
   at Cost                  236,800          0       0     236,800
                        $11,212,652    $26,876$(24,818)$11,214,710

The amortized cost and estimated market value of debt securities as of December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Available for Sale
                                          Estimated
                                          Amortized     Market
                                             Cost       Value
Due in One Year or Less                   $   118,292$   119,074
Due After One Year Through Five Years       3,495,159  3,509,577
Due After Five Years Through Ten Years     21,279,478 21,344,025
 Total Debt Securities                      1,893,328  1,886,705
                                          $26,786,257$26,859,381

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

There were no sales of investment securities classified as available for sale during the years ended December 31, 1998, 1997 or 1996. Accordingly, no gross gains or gross losses were realized for the years ended December 31, 1998, 1997 or 1996.

Investments with carrying values of approximately $3,987,000 and $1,010,000 were pledged to secure deposits of public funds as of December 31, 1998 and 1997, respectively.



NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial and consumer lending services to businesses and individuals primarily in the Loudon
County area.  A summary of loans is as follows:

                                            1998        1997
Loans secured by real estate:
 Commercial properties                  $ 7,539,262 $ 8,108,542
 Construction and land development        8,280,106   8,271,983
 Residential and other properties        23,552,907  25,087,066
  Total loans secured by real estate     39,372,275  41,467,591
Commercial and industrial loans           5,489,849   5,230,760
Consumer loans                           16,761,563  12,389,226
Other loans                                 928,133     982,702
                                         62,551,820  60,070,279

Less:  Allowance for Loan Losses           (594,059)   (586,860)
       Unearned Interest                   (977,449) (1,395,335)
       Unearned Loan Fees                   (36,711)    (52,426)
                                        $60,943,601 $58,035,658

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters
of  credit.   These  financial instruments are  recorded  in  the
financial  statements  when  they  become  payable.   Outstanding
letters of credit were approximately $3,146,000 and $2,729,000 as of December 31, 1998 and 1997, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $14,359,000 and $15,935,000 as of December 31, 1998 and 1997,
respectively.   Of the total outstanding letters  of  credit  and
unadvanced lines and commitments as of December 31, 1998 and 1997, approximately $8,008,000 and $11,238,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.

Loans to executive officers, directors and their affiliates are as follows:


       December 31,
                                            1998       1997
Loans at beginning of year               $1,478,484 $1,787,598
 Disbursements                            1,308,254    623,068
 Repayments                                (531,668)  (932,182)
Loans at end of year                     $2,255,070 $1,478,484


The transactions in the allowance for loan losses are as follows:

                                  1998       1997        1996
Balance, Beginning of Year     $ 586,860  $ 562,536  $ 434,068
Provision - Charged to Expense   235,000    177,500    211,500
Recoveries of Loans Previously
 Charged Off                      56,762     55,329     39,007
Loans Charged Off               (284,563)  (208,505)  (122,039)
Balance, End of Year           $ 594,059  $ 586,860  $ 562,536

Loans past due ninety days or more and still accruing interest totalled approximately $141,000 as of December 31, 1998 ($39,000 in 1997). There were loans totalling approximately $230,000 on which the accrual of interest had been discontinued as of December 31, 1998 ($0 in 1997).

As of December 31, 1998 and 1997, the Bank had no loans specifically classified as impaired, therefore none of the allowance for loan losses is related to impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:
                                             1998       1997
Land                                      $1,134,298 $1,122,798
Buildings                                  2,856,415  2,602,408
Furniture, Fixtures and Equipment          1,483,947  1,300,811
                                           5,474,660  5,026,017
Less Accumulated Depreciation              1,170,273    892,935
                                          $4,304,387 $4,133,082


In December 1997, the Bank completed construction of the Kingston branch with a total cost of construction of approximately $410,000. The Bank is currently constructing a new branch in Sweetwater, Tennessee. The total projected completion cost is approximately $450,000. As of December 31, 1998, the Bank had incurred costs of approximately $236,000.


NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                              1998       1997
Investment securities                       $369,161   $181,740
Loans                                        304,729    312,853
                                            $673,890   $494,593


NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                            1998       1997
Demand Deposits:
 Noninterest-bearing accounts           $ 14,550,674$10,760,651
 NOW and MMDA accounts                    27,169,833 22,350,989
 Savings accounts                          3,856,225  3,354,695
  Total Demand Deposits                   45,576,732 36,466,335

Term Deposits:
 Less than $100,000                       41,300,879 27,450,853
 $100,000 or more                         14,909,566 10,657,305
  Total Term Deposits                     56,210,445 38,108,158
                                        $101,787,177$74,574,493

As of December 31, 1998, the scheduled maturities of term deposits above are as follows:

     1999                                $30,284,730
     2000                                 14,060,298
     2001`                                 8,236,888
     2002                                    614,855
     2003                                  3,013,674
                                         $56,210,445


NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

During 1994, the Bank obtained an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance is repayable monthly with interest at the rate of 8.20% and has a maturity of fifteen years. Interest expense associated with the advance from the FHLB totalled $3,612 for the year ended December 31, 1998 ($3,634 in 1997 and $3,804 in 1996). Pursuant to collateral agreements with the FHLB, the advance is secured by the Bank's FHLB stock and certain first mortgage loans.

NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

        1998                       1997       1996
Deposits:
 NOW and MMDA Accounts          $1,035,393 $  928,161$  433,730
 Savings Accounts                   81,078     72,545    87,643
 Term Deposits                   2,748,943  2,028,246 2,401,672
   Total Interest Expense
    on Deposits                  3,865,414  3,028,952 2,923,045
Borrowings:
 Federal Funds Purchased                 0      1,352         0
 FHLB Advances                       3,612      3,634     3,804
   Total Interest Expense
    on Borrowings                    3,612      4,986     3,804
   Total Interest Expense       $3,869,026 $3,033,938$2,926,849


NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

                       1998             1997            1996
                          Percent         Percent        Percent
                            of             of              of
                          Pretax          Pretax         Pretax
                 Amount   Income  Amount  Income  Amount Income
Federal income
 tax at statutory
 rate           $499,821   34.0% $626,428 34.0% $410,161 34.0%
State income tax
 and other        69,762    4.7%   88,738  4.8    33,457  2.8
                $569,583   38.7% $715,166 38.8% $443,618 36.8%
Income taxes consist of:
 Current        $579,551         $642,485       $476,758
 Deferred
  (Benefit)       (9,968)          72,681        (33,140)
                $569,583         $715,166       $443,618

The  net  deferred tax asset in the December 31,  1998  and  1997 consolidated balance sheets includes the following components:

       1998                                   1997
Deferred Tax Assets:
 Provision for Loan Losses                  $178,825   $158,982
 Deferred Loan Fees                           13,936     19,901
  Total Deferred Tax Assets                  192,761    178,883
Deferred Tax Liabilities:
 Depreciation                                 74,429     67,994
 FHLB Stock Dividends                         28,015     20,954
 Change in Accounting Method                   3,149     32,194
 Unrealized Holding Gain on Investment Securities27,787     782
 Prepaid Items                                24,931          0
 Other                                         8,269     13,741
  Total Deferred Tax Liabilities             166,580    135,665
   Net Deferred Tax Assets                  $ 26,181   $ 43,218
NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary
(401k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                 401k
                               Matching Profit Sharing   Total
    1998                        $7,201      $66,644     $73,845
    1997                         6,522       68,105      74,627
    1996                         3,358       59,865      63,223

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.
                                                 To be Well
                                 To Comply With Capitalized Under
                                 Minimum CapitalPrompt Corrective
                       Actual        Requirements  Action Provisi
ons
                   Amount  Ratio  Amount Ratio   Amount  Ratio
As of December 31, 1998:
Total Capital
 (to Risk-Weighted
 Assets)            $8,959  12.0% $5,991  >8.0%  $7,489  >10.0%
Tier I Capital
 (to Risk-Weighted
 Assets)            $8,365  11.2% $2,996  >4.0%  $4,494   >6.0%
Tier I Capital
 (to Average
 Assets)            $8,365   7.6% $3,302  >3.0%  $5,504   >5.0%
As of December 31, 1997:
Total Capital
 (to Risk-Weighted
 Assets)            $8,050  13.9% $4,641  >8.0%  $5,801  >10.0%
Tier I Capital
 (to Risk-Weighted
 Assets)            $7,463  12.9% $2,320  >4.0%  $3,481   >6.0%
Tier I Capital
 (to Average
 Assets)            $7,463   9.5% $2,351  >3.0%  $3,919   >5.0%

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 1998, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Off-Balance-Sheet  Loan  Commitments - The  fair  value  of  loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Company as of December 31, 1998.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31 are as follows:


                              1998                 1997

                     Recorded   Estimated  Recorded  Estimated
                       Book       Fair       Book      Fair
                       Value      Value      Value      Value
FINANCIAL ASSETS:
  Cash and Cash
   Equivalents  $ 17,478,837 $ 17,478,837 $ 8,682,065 $ 8,682,065
  Investment
   Securities   $ 27,139,181 $ 27,139,181 $11,214,710 $11,214,710
 Net Loans      $ 60,943,601 $ 60,747,203 $58,035,658 $57,611,197

FINANCIAL LIABILITIES:
 Deposits       $101,787,177 $102,117,640 $74,574,493 $74,686,410
 Advances From Federal
  Home Loan Bank$          0 $          0 $    43,121 $    46,893


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 1998, the Bank's receivables included two industry concentrations, one to four family residential properties ($22,552,907) and commercial properties ($7,539,262).These concentrations are generally mitigated by being spread over several hundred unrelated borrowers and by more than adequate collateral loan to value ratios.


NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc.
(parent company only) is as follows:
                     CONDENSED BALANCE SHEET
                        December 31, 1998

Assets:
 Demand Balance With Subsidiary                      $   14,723
 Accounts Receivable - Subsidiary                           414
 Investment in Subsidiary                             8,365,197
  Total Assets                                       $8,380,334

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 513,281
  Shares Issued and Outstanding                     $2,566,405
 Capital in Excess of Par Value                      4,357,519
 Retained Earnings                                   1,456,410
  Total Shareholders' Equity                        $8,380,334

                    CONDENSED STATEMENT OF INCOME
                    Year Ended December 31, 1998
Expenses                                            $      693
Loss Before Equity in Undistributed
 Earnings of Subsidiary                                   (693)
Undistributed Earnings of Subsidiary                   901,171
  Net Income                                        $  900,478

                  CONDENSED STATEMENT OF CASH FLOWS
                     Year Ended December 31, 1998

Operating Activities:
 Net Income                                         $  900,478
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Amortization                                          1,119
   Undistributed Earnings of Subsidiary               (901,171)
   Decrease in Accounts Receivable - Subsidiary          1,270
    Total Adjustments                                 (898,782)
     Net Cash Provided by Operating Activities and
      Net Increase in Demand Balance With Subsidiary     1,696

Demand Balance With Subsidiary, Beginning of Year       13,027

Demand Balance With Subsidiary, End of Year         $   14,723


NOTE 15 - STOCK DIVIDENDS

During 1998 and 1996, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of January 1, 1998 and 1996. An additional 46,526 in 1998 and 42,376 in 1996 shares of common stock were issued at $25 per share ($25 per share in 1996), and retained earnings were reduced by $1,163,150 in 1998 and
$1,059,400 in 1996 as a result of the stock dividend. The holding company did not declare a stock dividend in 1997.
                    FINANCIAL DATA SCHEDULES

                           SCHEDULE I
          AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                         (IN THOUSANDS)

                                1998                         1997

                   Average        AverageAverage       Average
                   BalanceInterest Yield  BalanceInterest Yield
ASSETS
Federal Funds Sold$13,057   $  685 5.25%$ 2,301  $  123  5.35%
Investment Securities:
Available for Sale:
 Taxable           18,594    1,199 6.45% 11,013     740  6.72%
 Tax - Exempt       1,347       56 4.16%     20       1  5.00%
Gross Loans,
 Including Fees    59,509    5,716 9.61% 61,017   5,902  9.67%
Total Interest
 Earning Assets    92,507   $7,656 8.28% 74,351  $6,766  9.10%

Cash and Due From
 Banks              3,094                 2,295
All Other Assets    4,779                 4,249
Less:
 Reserve for Loan
  Losses             (578)                 (592)
 Unearned Fees &
  Interest         (1,245)               (1,538)
                  $98,557               $78,765

LIABILITIES AND SHAREHOLDERS EQUITY
Interest Bearing Deposits:
 Time Deposits    $48,449   $2,752 5.68% $36,257 $2,028  5.59%
 Other Deposits    29,393    1,116 3.80%  24,895  1,001  4.02%
FHLB Advances`         11        1 9.00%      44      4  9.09%
Federal Funds
 Purchased            -0-    -0-   0.00%      22      1  4.55%
Total Interest
 Bearing
 Liabilities       77,853  $3,869  4.97%  61,218 $3,034  4.96%
Non-Interest Bearing
 Deposits          12,317                 10,151
Total Cost of Funds                4.29%                 4.25%
All Other
 Liabilities          488                    533
Shareholders'
 Equity             7,905                  6,908
Unrealized Gain (Loss)
 on Securities Available
 for Sale              (6)                   (45)
Total Liabilities &
 Shareholders'
 Equity           $98,557                $78,765

Net Interest Yield                 3.31%                 4.37%

Net Interest Margin                4.09%                 5.25%

                          SCHEDULE II
                      RATE/VOLUME ANALYSIS
                         (IN THOUSANDS)






                            1998/1997                   1996/1995

                 Increase (Decrease) dueIncrease (Decrease) due
                        change   in                   change   in

                   AverageAverage       AverageAverage
                   Balance Rate   Total Balance Rate   Total
INTEREST REVENUE

Federal Funds Sold   $ 564  $ (2)$  562 $ (110) $   2 $ (108)
Securities Available
 for Sale              544   (29)   515    (14)    25     11
Loans, Including Fees (145)  (41)  (186)   867    (28)   839
Total Interest Revenue 963   (72)   891    743     (1)   742

INTEREST EXPENSE

Interest Bearing
 Deposits              829    10    839    217   (111)   106
Other Short-Term
 Borrowings             (3)  -0-     (3)  (-0-)   -0-   (-0-)
Federal Funds
 Purchased             -0-    (1)    (1)     1    -0-      1
Total Interest
 Expense             $ 826     9    835 $  218   (111)   107

Net Change in Net
 Interest Revenue    $ 137  $(81) $  56 $  525  $ 110 $  635


                          SCHEDULE III
                   INTEREST RATE SENSITIVITY
                         (IN THOUSANDS)

                            December 31, 1998
                       0-3    4 MO     1 YR
                     MONTHS TO 1 YR   TO 5 YR  > 5 YR   TOTAL
ASSETS
Federal Funds Sold $ 14,915 $    -0- $    -0- $   -0-  $ 14,915
Investments           2,365      -0-    3,495  21,279   27,139
Loans                22,073   10,283   30,013     183   62,552

Total Interest
 Earning Assets     $39,353 $ 10,283 $ 33,508  $21,462 $104,606

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing
 Deposits          $ 44,979 $ 13,147 $ 29,110  $    -0- $ 87,236
Non-Interest
 Bearing Deposits    14,551      -0-      -0-       -0-   14,551

Total Interest
 Bearing
 Liabilities       $ 59,530 $ 13,147 $ 29,110  $   -0- $101,787

Net Pricing        $(20,177)$ (2,864)$  4,398  $21,462 $  2,819

Cumulative Pricing
 Gap               $(20,177)$(23,041)$(18,643) $ 2,819
 Net Repricing Gap as a
 Percentage of Total
 Earning Assets      (19.29)%  (2.74)%  4.20 %   20.52%   2.69%

Cumulative Gap as a
 Percentage of Total
 Earning Assets      (19.29)% (22.03)% (17.83)%   2.69%

                          SCHEDULE IV
                         LOAN REPRICING
                         (IN THOUSANDS)

                            December 31, 1998
                       0-3    4 MO     1 YR
                     MONTHS TO 1 YR   TO 5 YR  > 5 YR   TOTAL
LOAN CATEGORY
 Real Estate -
  Commercial         $ 2,485   $1,142  $3,912   $ -0- $ 7,539
 Real Estate -
  Construction and
  Land Development     3,726    4,554     -0-     -0-   8,280
 Real Estate -
  Residential          8,389    1,223  14,485     -0-  24,097
 Commercial and
  Industrial           1,555      554   3,352      29   5,490
 Installment Loans -
  Consumer and Other   5,918    2,810   8,264     154  17,146

Total                $22,073  $10,283 $30,013   $ 183 $62,552

                           SCHEDULE V
                      NONPERFORMING ASSETS
                         (IN THOUSANDS)



                                            December 31,
                                           1998        1997
Non-Accrual Loans                           $230        $-0-
Loans Past Due > 90 Days                     326          19
Restructured Loans                           -0-         -0-

Total Non-Performing Assets                 $556        $ 19



                          SCHEDULE VI
                 ANALYSIS OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                            December 31,
                                           1998        1997
Balance at Beginning of Period              $587        $563

Charge-Offs:
Commercial, Financial & Agricultural          26           2
Real Estate - Construction                   -0-         -0-
Real Estate - Mortgages                      -0-         -0-
Installment - Consumer                       259         207
Other                                        -0-         -0-

Total Charge-Offs                            285         209

Recoveries:
Commercial, Financial & Agricultural           8           1
Real Estate - Construction                   -0-         -0-
Real Estate - Mortgages                      -0-         -0-
Installment - Consumer                        49          54
Other                                        -0-         -0-

Total Recoveries                              57          55

Net Charge-Offs                              228         154

Provision for Loan Losses                    235         178

Balance at the End of the Period            $594        $587

Ratio of Net Charge-Offs to
 Average Loans Outstanding                 0.38%      $0.25%

                          SCHEDULE VII
                ALLOCATION OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                    December 31,
                              1998% of Total  1997% of Total
Commercial, Financial &
 Agricultural                 $ 56     9%     $ 87    15%
Real Estate - Construction     123    21%      126    21%
Real Estate - Mortgages        111    19%      140    24%
Installment - Consumer         158    27%      150    26%
Other                          -0-     0%       84    14%
Unallocated                    146    24%      -0-     0%
                              $594   100%     $586   100%
                          SCHEDULE VIII
                    RETURN ON ASSETS & EQUITY
                         (IN THOUSANDS)





                                             1998      1997
Return on Average Assets                     0.91%     1.49%

Return on Average Equity                    11.39%    16.99%
Dividend Payout Ratio                        0.00%     0.00%

Average Equity to Average Assets             8.02%     8.77%



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

PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act

(a)  Directors and Executive Officers

The information appearing under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement relating to the 1998 Annual Meeting of the Stockholders is incorporated herein by reference. The Proxy Statement is included with this report as Exhibit 99.

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

     (a)  Exhibit 27 - Selected Financial Data
     (b)  Exhibit 99 - Proxy Statement

FORM 1O-KSBA

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FIRST CENTRAL BANCSHARES, INC.

Date:  3/30/99        By:  /s/ Ed F. Bell
                      Ed. F. Bell Chairman, President and Chief
                       Executive Officer


Date:  3/30/99        By:  /s/ Willard D. Price
                       Willard  D. Price Executive Vice President
and
                      Chief Financial Officer


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



_________________________________
____________________________________
Ed  F.  Bell,  Chairman, President   Willard D. Price,  Executive
Vice
 and Chief Financial Officer       President and Chief Financial
 Director                          Officer, Director
Date:                                                     3/30/99
Date:           3/30/99



___________________________________
____________________________________
Jack Hammontree, Director         Barry H. Gorden, Director
Date:                             Date:



___________________________________
____________________________________
Robert D. Grimes, Director        Gary Kimsey, Director
Date:                             Date:



___________________________________
____________________________________
B.G. Bruce Martin, Director       Peter G. Stimpson, Director
Date:                             Date:



___________________________________
____________________________________
Benny L. Shubert, Director        Ted L. Wampler, Jr., Director
Date:                             Date:



___________________________________
____________________________________
Guilford F. Tyler, Jr., Director  James W. Wilburn, III, Director
Date:                             Date:
EXHIBIT 27
SELECTED FINANCIAL DATA
(IN THOUSANDS)
December 31, 1998

Cash                                                      $ 2,564
Federal Funds Sold                                         14,915
Investments Available for Sale                             27,139
Loans, Net of Unearned Fees and Interest                   61,538
Allowance for Losses                                          594
Other Assets                                                5,196
Total Assets                                              110,758
Deposits                                                  101,787
Short-Term Borrowings                                         -0-
Other Liabilities                                             545
Common Stock                                                2,566
Other Stockholders' Equity                                  5,860
Total Liabilities & Stockholders' Equity                  110,758
Interest on Loans                                           5,716
Interest on Investments                                     1,255
Other Interest Income                                         685
Total Interest Income                                       7,656
Interest on Deposits                                        3,869
Total Interest Expense                                      3,869
Net Interest Income                                         3,787
Provision for Loan Losses                                     235
Securities Gain/Loss                                          -0-
Noninterest Income                                            863
Noninterest Expense                                         2,945
Income Before Tax                                           1,470
Income Taxes                                                  570
Net Income                                                    900
Earnings Per Share                                           1.77
Net Interest Yield - EA                                     3.31%
Loans - Non Accrual                                           -0-
Loans Past Due > 90 Days                                      326
Troubled Debt Restructuring                                   -0-
Potential Problem Loans                                       -0-
Allowance - Beginning                                         587
Total Charge-Offs                                             285
Total Recoveries                                               57
Allowance - End of Period                                     594
Loan Loss - Domestic                                          594
Loan Loss - Foreign                                           -0-
Loan Loss - Unallocated                                       -0-
Selected Performance Ratios:
 Return on Average Assets                                   0.91%
 Return on Average Equity                                  11.39%
 Net Interest Margin                                        4.09%
 Average Net Loans as a Percent of Average Deposits        66.00%
Capital Ratios:
 Leverage                                                   9.50%
 Tier 1 Risk-Based                                         12.90%
 Total Risk-Based                                          13.90%
(b)  EXHIBIT 99 - PROXY STATEMENT
                              Proxy

                 First Central Bancshares, Inc.
                      725 Highway 321 North
                  Lenoir City, Tennessee 37771

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS OF
FIRST CENTRAL BANCSHARES, INC.  ("The Corporation")

The undersigned does hereby appoint Ed F. Bell and Willard D. Price and each of them, with full power to each of substitution and revocation as proxies to vote all shares of common stock of the Corporation registered in the name(s) of the undersigned and held by them of record as of March 10, 1999, at the Annual Meeting of Shareholders to be held at the main office of First
Central Bank, 725 Highway 321 North, Lenoir City, Tennessee 37771, on April 15, 1999 at 7:00 p.m., local time, and at any and all adjournments, upon the following matters:

1.   Election of Directors

  ______ For all nominees listed below (except as indicated to the contrary below)

  ______ Withhold authority to vote for all listed below:

               Benny L. Shubert         Barry H. Gordon
               Ted L. Wampler, Jr. Robert D. Grimes

          Instruction: To withhold authority to vote for any
          individual nominee,  write  nominee's
          name in the space provided below.
_________________________________________________________________
_______

2.   _____For    _____Against    _____Abstain

     The proposal to approve the appointment of Pugh and Company, P.C., C.P.A.'s as auditors for the Bank for 1999.


3. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment thereon.

This  proxy,   when properly executed ,  will  be  voted  in  the
manner directed herein by the undersigned shareholder(s). If no direction is made this proxy will be voted for proposals 1 and 2.

Please sign exactly as name (or names) appear(s) on stock certificates. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by authorized officer. If a partnership, please sign in partnership name by authorized person.


DATED:                   Signature

_________________
________________________________________
Please Print             Signature if held jointly


MEETING RESPONSE:
Please sign,  date and return promptly in the enclosed,  self-
addressed envelope.
____I/We will attend     ____I/We will bring guests    ____I/We
will not attend

                 First Central Bancshares, Inc.
                          P. O. Box 230
                  Lenoir City, Tennessee 37771

                  _____________________________


Dear First Central Shareholder:

You are cordially invited to attend the Annual Meeting of Shareholders of First Central Bancshares, Inc. Loudon County, Tennessee, to be held Thursday, April 15, 1999 at 7:00 p.m. The meeting will be held at the Main Office of First Central Bank, located at 725 Highway 321 North, Lenoir City, Tennessee, followed by a reception.

At the meeting you will be asked to consider and vote on two issues: (I) the election of four (4) directors to serve until the 2002 Annual Meeting , and [II] the ratification of Pugh and Company, P.C. as auditors of the Company for 1999. The individuals nominated for election to the Board of Directors are:
Benny L. Shubert, Barry H. Gordon, Ted L. Wampler, Jr. and Robert D. Grimes to serve until the 2002 Annual Meeting.

Please review the additional materials enclosed which highlight details of our April 15, 1999 meeting. It is important that you complete your YELLOW PROXY FORM and return it to us by April 5th, whether you plan to attend the meeting or not. Also, be sure to let us know if you are planning to attend the meeting and the number of guests accompanying you. A self-addressed envelope has been provided for the return of your proxy.

Thank  you  for  your  continued support.   We  look  forward  to
receiving  your proxy form and having you join us for our  Annual
Meeting.

Kindest regards,




Ed F. Bell
Chairman,  President and CEO

EFB.mst
Enclosures/Notice
                 FIRST CENTRAL BANCSHARES, INC.
                      725 Highway 321 North
                  Lenoir City,  Tennessee 37771

            NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

              To Be Held Thursday,  April 15,  1999

      Notice  is  hereby  given that the 1999 Annual  Meeting  of
Shareholders of First Central Bancshares, Inc. (the "Annual Meeting") will be held on Thursday, April 15, 1999 at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee for the following purposes:

(1) To elect four (4) directors who will serve three-year terms or until their successors have been duly elected and qualified;

(2)   To  ratify  the  appointment of Pugh and Company,   P.C.  ,
  CPA's as independent accountants and auditors for First Central
  Bancshares,  Inc.; and

(3) To consider and act upon any other matters that may properly come before the Annual Meeting or any adjournment or adjournments thereof.

      Only holders of First Central Bancshares, Inc.'s common shares of record at the close of business on March 10, 1999 will be entitled to notice of, and to vote at, the Annual Meeting.

      IMPORTANT  NOTE:  Please COMPLETE AND RETURN  the  enclosed
proxy  even if you plan to attend the Annual Meeting.   You  may,
of course, withdraw your proxy and vote your own shares if you attend the Annual Meeting.

               BY ORDER OF THE BOARD OF DIRECTORS

               Ed F. Bell,  President and Chief Executive Officer

March 11,  1999


                        IMPORTANT NOTICE
REGARDLESS OF WHETHER YOU PLAN TO ATTEND THE ANNUAL MEETING,
PLEASE REVIEW THE ENCLOSED MATERIAL,  AND PROMPTLY MARK,  DATE,
SIGN AND RETURN THE ENCLOSED FORM OF PROXY IN THE ENCLOSED SELF-
ADDRESSED ENVELOPE BY APRIL 5,  1999.



                 FIRST CENTRAL BANCSHARES, INC.
                         PROXY STATEMENT
        ANNUAL MEETING OF SHAREHOLDERS,  APRIL 15,  1999

THIS PROXY STATEMENT, together with the enclosed proxy, which is first being mailed to shareholders on or about March 11, 1999, is furnished in connection with the solicitation of proxies by the Board of Directors of First Central Bancshares, Inc., a Tennessee corporation (the "Corporation"), for use at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Thursday, April 15, 1999, at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee 37771.

                             Voting

Shareholders of the Corporation of record at the close of business on March 10, 1999, the record date designated by the Board of Directors, will be entitled to notice of and to vote at the Annual Meeting. On that date, the Corporation had outstanding 513,281 shares of $5.00 par value per share common stock (the "Common Shares").

The presence in person or by proxy of holders of a majority of the issued and outstanding Common Shares entitled to vote at the Annual Meeting is necessary in order to constitute a quorum. The election of each of the nominees to the Board of Directors of the Corporation will require the affirmative vote of a majority of the Common Shares voting at the Annual Meeting. The affirmative vote of a majority of the Common Shares voting at the Annual Meeting is required for the ratification of the selection of the independent accountants and auditors.

Each holder of the Common Shares is entitled to one vote for each Common Share held on all matters submitted before the Annual
Meeting or any adjournment or adjournments thereof. Cumulative voting is not provided for in the election of directors.

Common Shares represented by properly executed proxies, unless previously revoked, will be voted in accordance with the instructions on such proxies. If no instruction is indicated on the proxy, the named holders of the proxies will vote such Common Shares in favor of all nominees named in this Proxy Statement and the ratification of the selection of the independent accountants and auditors. The named holders of proxies also will use their discretion in voting the Common Shares in connection with any other business that properly may come before the Annual Meeting.

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

         Information Regarding Certain Beneficial Owners

The following table sets forth certain information concerning the beneficial ownership (as defined by certain rules of the Securities and Exchange Commission) of the Common Shares by (a)
directors and persons nominated to become directors of the Corporation, and (b) directors and officers of the Corporation as a group. There are no persons known to the Corporation to be the beneficial owners of more than five percent of the outstanding Common Shares of the Corporation. The information shown in the Proxy Statement, unless otherwise indicated, is based on information provided to the Corporation as of March 1, 1999.

                         Amount and Nature of          Percent of
Name of Beneficial Owner Beneficial Ownership (1) Class(2)
(a)  Ed F. Bell               11,553 (5)
2.25%
     Barry H. Gordon          14,639 (3) (4)            2.85%
     Robert D. Grimes         10,711 (3) (5)            2.09%
     Jack Hammontree             549 (3)
.11%
     Gary Kimsey              17,383                    3.39%
     G. Bruce Martin           3,583 (4)
.70%
     Willard D. Price         10,930 (3)
     2.13%
     Benny L. Shubert          6,655 (3)
     1.30%
     Peter G. Stimpson        15,306 (3)
     2.98%
     Guilford F.
      Tyler, Jr.               7,658 (3) (4) (5)        1.49%
     Ted L. Wampler,  Jr.      5,449                    1.06%
     James W. Wilburn, III     8,784 (3) (4)            1.71%

(b)  Directors and officers  117,926                   22.97%
      as a group (19 persons)
(1)   Includes  Common  Shares  as  to  which  each  shareholder,
  directly  or  indirectly, through any  contract,   arrangement,
  understanding, relationship, or otherwise has or shares voting power and/or investment power. Unless otherwise indicated, each listed shareholder possesses sole voting and investment power with respect to all of the Common Shares issued and outstanding.
(2)  Based upon 513,281 Common Shares issued and outstanding.
(3)  Includes shares held by and/or joint with spouse.
(4) Includes shares held by the named individuals' children and/or dependents.
(5) Includes shares held by Mr. Bell's, Mr. Tyler's and Mr. Grime's individual retirement accounts.

             Election of the Directors (Proposal 1)

The Board of Directors of the Corporation is divided into three classes with the three-year term of office of each class expiring in succeeding years. At the Annual Meeting, the following four persons, all of whom are members of the present Board of Directors are nominees for election. Each director elected at the Annual Meeting will hold office until the annual meeting of shareholders held in 2002 or until their successors are elected and qualified.

Three-Year Term Expiring 2002

                         Barry H. Gordon
                        Robert D. Grimes
                        Benny L. Shubert
                       Ted L. Wampler, Jr.


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

The  following table contains certain information concerning  the
directors  of  the  Corporation including  the  nominees,   which
information  has  been  furnished  to  the  Corporation  by   the
individuals named:

                                                      Year First
Name and Positions                                    Became a
with the Corporation     Age Principal Occupation     Director

Ed F. Bell               63  Banker                          1991
President and Chief
Executive Officer

Barry Gordon             52  Veterinarian,  Lenoir City
                             Animal Clinic                   1991

Robert D. Grimes         61  Robert D. Grimes Construction
                             Co.                             1991

Jack Hammontree          57  Vice President, Baker Realty    1997

Gary Kimsey              56  President,  Gemtron Corp.       1991

G.   Bruce Martin        47  Agent,  State Farm Insurance
                             Company                         1992

Willard D. Price         52  Banker                          1991
Executive Vice President
and Cashier

Benny Shubert            65  Owner,  Shubert Motors          1991

Dr. Peter Stimpson       50  Physician                       1991

Guilford F. Tim
 Tyler, Jr.              51  Banker                          1991
Senior Vice President

Ted Wampler, Jr.         40  President,
                             Wampler's Farm Sausage          1991

James Wilburn,  III      48  President,
                             Wilburn Hardware                1991

Description of Board and Committees

The Board holds monthly meetings and special meetings as called. Each director receives $750 for each meeting of the Board of
Directors attended and receives no compensation for committee meetings attended. During the fiscal year ended December 31, 1998, the Board of Directors held 12 meetings. All incumbent directors attended more than 75 percent of the aggregate number of meetings of the Board and committees of the Board on which they served. The Board of Directors has three (3) standing committees consisting of the Executive, Audit, and Investment Committees. The Board of Directors does not have a nominating or compensation committee.

The Executive Committee is composed of Messrs. Bell, Gordon, Price, Kimsey, Shubert, and Stimpson. The Executive Committee reviews corporate activities, loan requests, makes recommendations to the Board on policy matters and makes executive decisions on matters that do not require a meeting of the  full  Board  of Directors.  The Executive Committee  met  16 times in 1998.

The Audit Committee, composed of Messrs. Martin, Hammontree, and Grimes, reviews annual and interim reports of independent auditors and provides the recommendation of independent auditors.
The Audit Committee met 1 time during 1998.

The  Investment Committee is composed of Messrs.  Price,   Tyler,
Wampler  and  Wilburn.   The  Investment  Committee  reviews  and
directs  the  investment portfolio of the Bank.   The  Investment
Committee held 4 meetings in 1998.

        COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

                   Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Corporation and its subsidiaries to the President of the Corporation for services rendered in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996. No other officer compensation exceeded $100,000 during such years.


Name and Principal
 Position       Year     Salary    Bonus Other Annual
Ed F. Bell, President
 & CEO          1998     $80,000  $13,855     $34,713
                1997     $73,000  $17,504     $29,183
                1996     $67,000  $ 6,527     $24.182

         Certain Relationships and Related Transactions

Some directors and officers of First Central Bank, the principal banking subsidiary of the Corporation ("the Bank") at present, as in the past, are customers of the Bank and have had and expect to have loan transactions with the Bank in the ordinary course of business. In addition, some of the directors and officers of the Bank are at present, as in the past, affiliated with businesses which are customers of the Bank and which have had and expect to have in ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the Board of Directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.

The following directors were indebted to the Bank as of December 31, 1998 as follows: Gordon: $60,956; Kimsey: $383,038; Martin $68,611; Shubert $367,910*; Stimpson: $310,079. No other director or executive officer (or their affiliate) was indebted $60,000 or more to the bank.

*Direct Liability: $334,003 ;  Indirect Liability: $33,907

The Bank entered into a construction agreement with Robert Grimes Construction, Inc. of which Robert D. Grimes is sole owner, to build the Bank's Sweetwater office. For the Sweetwater office, Grimes' fee amounted to approximately $36,900, according to the contract, which was cost of construction plus 10%. The project was completed in March 1999.


     Approval of Independent Public Accountants (Proposal 2)

The Board of Directors of the Bank has selected Pugh and Company, P.C. CPA's as its independent public accountants for 1999. Pugh and Company, P.C. CPA's were also employed by the Bank in that capacity in 1998. A representative from Pugh and Company, P.C. CPA's is expected to be present at the Annual Meeting and will have an opportunity to make a statement if he desires to do so. The representative is also expected to be available to respond to appropriate questions.

                      Expense Solicitation

The Corporation will pay the total expense of preparing, assembling, printing, and mailing proxies and proxy solicitation materials. It may be that, following the original solicitation, some further solicitation will be made by officers and directors of the Corporation, who will not receive additional compensation for such activities.
                      Shareholder Proposals

Shareholder's proposals intended to be presented at the 2000 Annual Meeting of Shareholders must be received by the Corporation at the executive offices on or before December 31, 1999 to be included in the proxy statement and form of proxy relating the that meeting.

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

Availability of Annual Report on Form 10-K

A copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedule thereto, which is filed with the Securities and Exchange Commission is available without charge to each shareholder of record upon written request to First Central Bancshares, Inc., Attention: Willard Price, Chief Financial Officer, 725 Highway 321 North, Lenoir City, Tennessee 37771. Each such written request must set forth a good faith representation that as of the record date of March 10, 1999, the person making the request was a beneficial owner of Common Shares entitled to vote at the Annual Meeting. Exhibits to the Form 10-K will also be supplied upon written request to the Chief Financial Officer and payment to the Corporation of its costs of furnishing the requested exhibits. The copy of the Form 10-K furnished without charge to the requesting shareholder will be accompanied by a list briefly describing all of the exhibits and indicating the cost of furnishing the exhibits.

                            BY THE ORDER OF THE BOARD OF DIRECTORS



                            Ed F. Bell,  President and CEO

March 11,  1999
                  A Message to Our Shareholders

1998 At A Glance

     First Central Bancshares, Inc., and its single bank subsidiary, enjoyed another strong year of growth in 1998. It was a year that saw our young organization earn its distinguished rank again among Tennessee's strongest and fastest growing financial institutions.

     First Central's continued progress reflects a network of successful elements whose main adhesive ingredient is a steadfast base of investors and satisfied customers. This formula represents a proud accomplishment for all of us, for without satisfied patrons, our achievements would not exist.

     In   1998,    First  Central's  achievements  included   our
expansion in Blount County with a full-service facility in Alcoa.
In  addition,   the year brought planned entry  into  the  Monroe
County area with a full-service office in Sweetwater.

     Our  Internet branch at www.firstcentralbank.com experienced
excellent  growth.   This  service  insures  customers   of   our
commitment to providing customer service through instant account information.

     In the face of a strong local economy,  First Central saw an
increase in real estate loans and a higher demand for loans,   in
general.    At  the  same  time,   we  also  saw  investors   put
discretionary and investment funds to good use.

     The next century brings great possibilities for First Central Bank. However, the main concern nationally centers around the Year 2000 computer problem. First Central Bank has taken the necessary steps to be prepared. We have analyzed all of our equipment and computer software for Year 2000 readiness. First Central has successfully upgraded and/or replaced it's equipment so that all computers and software already are or will be compliant.

     Indeed,   1998 was an excellent year at First Central  Bank.
I extend my sincere and personal thanks for your tireless commitment and continued support as we look toward the potential of the new century.

With great appreciation,


Ed F. Bell
Chairman,  President and CEO
MARKET ANALYSIS

       First Central Bancshare's primary market area lies geographically in Loudon County, Tennessee and areas within a 50 mile radius. Included in this designation are parts of the counties of Knox, Blount, Monroe, Anderson, and Roane. Economically, each county is different, with varying characteristics in industry, levels of employment, tax structure, and quality of life.

     Loudon County, home of First Central Bank, is blessed with an improving economy, due in part to the attraction of manufacturing businesses and a flourishing construction industry. Also important is Loudon County's geographic proximity to Interstates 40 and 75, and the rapidly expanding West Knox County area. Conditions in these areas create ideal job demand in new home construction and residential development, small-to-mid size retail developments, and abundant employment in government and industry.

      On the state level, economic improvements are sporadic and scattered- with each county facing challenges and obstacles unique unto themselves. Loudon County is no exception. While the opportunities presented here are never fully utilized, the steady progress in the area is evident in the quality of life.

     For the Company and its member bank, diversity has been the key to success. The growing financial needs of the small business sector coupled with the growing loan needs of a stable blue-collar market, comprise the foundation of First Central's business platform. Continued growth within these segments is both planned and expected.

      First Central Bancshares, Inc. is strategically positioned to manage the economic challenges which are present in the markets the organization serves and well equipped to expand and refine it's current product and services.

EXHIBIT 27
SELECTED FINANCIAL DATA
(IN THOUSANDS)
December 31, 1998

Cash                                                      $ 2,564
Federal Funds Sold                                         14,915
Investments Available for Sale                             27,139
Loans, Net of Unearned Fees and Interest                   61,538
Allowance for Losses                                          594
Other Assets                                                5,196
Total Assets                                              110,758
Deposits                                                  101,787
Short-Term Borrowings                                         -0-
Other Liabilities                                             545
Common Stock                                                2,566
Other Stockholders' Equity                                  5,860
Total Liabilities & Stockholders' Equity                  110,758
Interest on Loans                                           5,716
Interest on Investments                                     1,255
Other Interest Income                                         685
Total Interest Income                                       7,656
Interest on Deposits                                        3,869
Total Interest Expense                                      3,869
Net Interest Income                                         3,787
Provision for Loan Losses                                     235
Securities Gain/Loss                                          -0-
Noninterest Income                                            863
Noninterest Expense                                         2,945
Income Before Tax                                           1,470
Income Taxes                                                  570
Net Income                                                    900
Earnings Per Share                                           1.77
Net Interest Yield - EA                                     3.31%
Loans - Non Accrual                                           -0-
Loans Past Due > 90 Days                                      326
Troubled Debt Restructuring                                   -0-
Potential Problem Loans                                       -0-
Allowance - Beginning                                         587
Total Charge-Offs                                             285
Total Recoveries                                               57
Allowance - End of Period                                     594
Loan Loss - Domestic                                          594
Loan Loss - Foreign                                           -0-
Loan Loss - Unallocated                                       -0-
Selected Performance Ratios:
 Return on Average Assets                                   0.91%
 Return on Average Equity                                  11.39%
 Net Interest Margin                                        4.09%
 Average Net Loans as a Percent of Average Deposits        66.00%
Capital Ratios:
 Leverage                                                   9.50%
 Tier 1 Risk-Based                                         12.90%
 Total Risk-Based                                          13.90%

(b)  EXHIBIT 99 - PROXY STATEMENT
                              Proxy

                 First Central Bancshares, Inc.
                      725 Highway 321 North
                  Lenoir City, Tennessee 37771

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS OF
FIRST CENTRAL BANCSHARES, INC.  ("The Corporation")

The undersigned does hereby appoint Ed F. Bell and Willard D. Price and each of them, with full power to each of substitution and revocation as proxies to vote all shares of common stock of the Corporation registered in the name(s) of the undersigned and held by them of record as of March 10, 1999, at the Annual Meeting of Shareholders to be held at the main office of First
Central Bank, 725 Highway 321 North, Lenoir City, Tennessee 37771, on April 15, 1999 at 7:00 p.m., local time, and at any and all adjournments, upon the following matters:

1.   Election of Directors

  ______ For all nominees listed below (except as indicated to the contrary below)

  ______ Withhold authority to vote for all listed below:

               Benny L. Shubert         Barry H. Gordon
               Ted L. Wampler, Jr. Robert D. Grimes

          Instruction: To withhold authority to vote for any
          individual nominee,  write  nominee's
          name in the space provided below.
_________________________________________________________________
_______

2.   _____For    _____Against    _____Abstain

     The proposal to approve the appointment of Pugh and Company, P.C., C.P.A.'s as auditors for the Bank for 1999.


3. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment thereon.

This  proxy,   when properly executed ,  will  be  voted  in  the
manner directed herein by the undersigned shareholder(s). If no direction is made this proxy will be voted for proposals 1 and 2.

Please sign exactly as name (or names) appear(s) on stock certificates. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by authorized officer. If a partnership, please sign in partnership name by authorized person.


DATED:                   Signature

_________________
________________________________________
Please Print             Signature if held jointly


MEETING RESPONSE:
Please sign,  date and return promptly in the enclosed,  self-
addressed envelope.
____I/We will attend     ____I/We will bring guests    ____I/We
will not attend