Form 10-Q
period 1999-03-31
FIRST CENTRAL BANCSHARES INC
filed 1999-05-10
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 513,281 on April 28, 1999.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 1999 and December 31, 1998          3

          Condensed Consolidated Statements of Income
          for the three months ended March 31, 1999 and 1998  4

          Condensed Consolidated Statements of Cash
          Flows for the three months ended March 31, 1999
          and 1998                                            5

          Condensed Consolidated Statements of Comprehensive
          Income for the three months ended March 31, 1999
          and 1998                                            6

          Notes to Condensed Consolidated Financial Statements7-8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          9-14

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                     14

   Item 2. Changes in Securities                                 14

   Item 3. Defaults upon Senior Securities                       14

   Item 4. Submission of Matters to a Vote
           of Securities Holders                                 14

   Item 5. Other Information                                     14

   Item 6. Exhibits and Reports on Form 8-K                      14

Signatures                                                       15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                        March 31, December 31,
                                           1999       1998
-ASSETS-
 Cash and Due from Banks                $  5,476   $  2,564
 Federal Funds Sold                        8,480     14,915
    Total Cash and Cash Equivalents       13,956     17,479

 Investment Securities Available for Sale 28,066     27,139

 Loans, Net                               64,985     60,944

 Premises and Equipment (Net)              4,613      4,304
 Accrued Interest Receivable                 655        674
 Other Assets                                471        218

TOTAL ASSETS                            $112,746   $110,758

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                 $ 14,178   $ 14,551
   Interest Bearing                       89,494     87,236
    Total Deposits                       103,672    101,787

 Accrued Interest Payable                    394        444
 Other Liabilities                           153        101
    Total Liabilities                    104,219    102,332

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   513,281 Shares                          2,566      2,566
  Additional Paid-In Capital               4,358      4,358
  Retained Earnings                        1,707      1,457
    Accumulated  Other  Comprehensive
      Income  (Loss)                        (104)        45
   Total Stockholders' Equity              8,527      8,426

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $112,746   $110,758















See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                                        (In Thousands Except
                                        per  Share Information)
Three Months Ended
                                              March 31,
                                           1999         1998
INTEREST INCOME:
 Loans                                    $1,588       $1,498
 Investment Securities                       448          223
 Federal Funds Sold                          119          123
  Total Interest Income                   2,155         1,844

INTEREST EXPENSE                             991          858

  Net Interest Income                      1,164          986

PROVISION FOR LOAN LOSSES                     60            5

Net Interest Income After
 Provision for Loan Losses                 1,104          981

OTHER INCOME                                 174          125

OPERATING EXPENSES                           884          700

INCOME BEFORE INCOME TAXES                   394          406

INCOME TAXES                                 144          162

NET INCOME                                $  250       $  244

BASIC  EARNINGS PER COMMON SHARE          $  0.49      $ 0.50






















See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                           Three Months Ended
                                                 March 31,
                                               1999     1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   250  $   244
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                      60        5
   Depreciation                                   71       71
   Amortization                                  -0-        1
   Decrease in Interest Receivable                19       38
   Increase (Decrease) in Interest Payable       (50)       3
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                     9        2
   FHLB Stock Dividends                           (5)      (4)
   (Increase) Decrease in Other Assets          (161)      88
   Increase (Decrease) in Other Liabilities       52      (49)
    Total Adjustments                             (5)     155
     Net Cash Provided by Operating Activities    245     399

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                     6,815    4,043
 Purchase of Investment Securities Available
  for Sale                                    (7,987)  (9,460)
 (Increase) Decrease in Loans                 (4,101)     960
 Purchase of Premises and Equipment             (380)     (31)
     Net Cash Used in Investing Activities    (5,653)  (4,488)

NET CASH PROVIDED BY INVESTING ACTIVITIES
 Increase in Deposits                          1,885   10,710

INCREASE (DECREASE)IN CASH
 AND CASH EQUIVALENTS                         (3,523)   6,621

CASH  AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   17,479    8,682

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $13,956  $15,303

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $ 1,041  $   855
  Income Taxes                               $   -0-  $    65

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment
   Securities                                $    241 $    28
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities $ 92 $ 11 Change in Net Unrealized Loss on
   Investment Securities                     $   149  $    17
 Issuance of Common Stock Dividend:
  Par                                        $   -0-  $   232
  Additional Paid-in Capital                 $   -0-  $   931
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $   -0-  $ 1,163






See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

  Condensed Consolidated Statements of Comprehensive Income

                         (Unaudited)

                        (In Thousands)



                                           Three Months Ended
                                                 March 31,
                                               1999     1998

Net Income                                     $ 250     $244

Other Comprehensive Income, Net of Tax:
 Unrealized Losses on Investment Securities     (226)     (28)
 Less Reclassification Adjustment for Gains
  Included in net Income                         (15)     -0-
 Less Income Taxes Related to Unrealized
  Gains on Investment Securities                  92       11
   Other Comprehensive Income (Loss),
    Net of Tax                                  (149)     (17)

Comprehensive Income                           $ 101     $227







































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   March 31, 1999 and 1998

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1998, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital $20.00 or $930,520, and charged retained earnings a total of $1,163,150. No stock dividends were declared during the quarter ended March 31, 1999.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1999 and 1998 the weighted average number of shares was 513,281 and 490,018, respectively. During the period ended March 31, 1999 and 1998 the Company did not have any dilutive securities.

NOTE 5 - ACCOUNTING POLICY CHANGES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. This statement amends FASB Statement No. 52, Foreign Currency Translation, to permit a special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, Accounting for Future Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119,
Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to included in statement No. 107 the disclosure provisions about concentrations of credit risk from Statement No. 105. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is required to be applied retroactively to consolidated financial statements of prior periods. The Bank is currently assessing the impact of this statement on its consolidated financial statements and will adopt the statement during 1999.

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


Year 2000 Compliance

The Bank continued its plans to be ready in all respects for the new millennium. A Y2K committee including executive management has been in place for approximately eighteen months. The board of directors is updated monthly of progress. A comprehensive evaluation and testing schedule was finalized in 1998 as well as a detailed contingency backup plan. All equipment that was not Y2K compliant was replaced and a new operating system was installed through our data processing server in 1998. Testing of all mission critical systems including the primary and backup operating system was implemented and nearly complete by year end. Testing for all mission critical systems will also be completed during the second quarter and all other systems/software will also be completed in the second quarter. The contingency plans detail specific steps to be taken in the unlikely event of a disruption in our systems or other aspects of operations within our control as well as critical services outside our control such as power, water, and communications. We are on schedule to be compliant in all respects to Y2K. Management remains confident that there will be no interruptions in our ability to continue to provide efficient service to our customers and shareholders in the year 2000 and beyond.

Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.


BALANCE  SHEET  ANALYSIS - COMPARISON  AT  MARCH  31,  1999  TO
DECEMBER 31, 1998

Assets totalled $112.7 million as of March 31, 1999, as compared to $110.8 million as of December 31, 1998, an increase of 1.79%.


INVESTMENT SECURITIES

Investment securities were $28.1 million or 24.9% of total assets, as of March 31, 1999 an increase of $1.0 million from $27.1 million as of December 31, 1998. During the three-month period there were $6.8 million in calls, maturities, and principal paydowns offset by the purchase of $8.0 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 16.79% of the portfolio as of March 31, 1999 and 16.47% as of December 31, 1998.

As of March 31, 1999 and December 31, 1998, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized loss on securities available for sale, net of tax was approximately $104,000 as of March 31, 1999, a change of approximately $149,000 from December 31, 1998, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  three  months of 1999,  total  gross  loans outstanding increased by approximately $4.0 million to $65.0 million as of March 31, 1999 from $61.0 million as of December 31, 1998 attributable primarily to $17.3 million in originated loans offset by amortization and payoffs of approximately $12.8 million. As of March 31, 1999 and December 31, 1998, net loans outstanding represented 58% and 55% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 1999 and December 31, 1998.


Table 1 - Loan Portfolio by Category

     (In Thousands)
                                         March 31,December 31,
                                            1999      1998
Loans secured by real estate:
 Commercial properties                    $ 6,704   $ 7,539
 Construction and land development          9,075     8,280
 Residential and other properties          22,315    23,553
  Total loans secured by real estate       38,094    39,372
 Commercial and industrial loans            6,386     5,490
 Consumer loans                            20,743    16,762
 Other loans                                1,332       928
                                           66,555    62,552
 Less:  Allowance for loan losses            (620)     (594)
        Unearned interest                    (909)     (977)
        Unearned loan fees                    (41)      (37)

   Loans, Net                             $64,985   $60,944
As of March 31, 1999, there were outstanding commitments to advance construction funds and to originate loans in the amount of $12.9 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $8.0 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of March 31, 1999 and December 31, 1998, the allowance had a balance of approximately $620,000 and $594,000, respectively. There were no loans on which the accrual of interest had been discontinued as of March 31, 1999 or at December 31, 1998, and there were approximately $82,000 in loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                3-31-99  % to  12-31-98  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial, and
 agricultural                     $ 96  16.00%   $ 56    9.00%
Real Estate - Construction          91  15.00%    123   21.00%
Real Estate - Mortgages            182  29.00%    111   19.00%
Installment - Consumers            231  37.00%    158   27.00%
Other                               20   3.00%      0    0.00%
Other Unallocated                    0   0.00%    146   24.00%

Total                             $620  100.00%  $594  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 3-31-99 3-31-98

Balance, at beginning of period                   $594     587

Charge-offs:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - Customers                             55      31
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             21      10
Other                                              -0-     -0-

Net charge-offs                                     34      21
Additions to loan loss reserve                      60       5
Balance at end of period                          $620     571

Ratio of net charge-offs to average loans outstanding.05% .04%


DEPOSITS

Deposits increased by $2.1 million to $103.7 million as of March 31, 1999 from $102.8 million as of December 31, 1998, an increase of 1.85%. Demand deposits, which include regular, money market, NOW and demand deposits, were $47.7 million, or 46.0% of total deposits, at March 31, 1999. Core deposits were 32.0% of total deposits at March 31, 1999. During the three-month period, the Bank was successful in increasing the balances in the demand deposit category. Certificate accounts were $56.0 million at March 31, 1999, a decrease of $195,000 compared to $56.2 million as of December 31, 1998. Table 4 summarizes the Bank's deposits by major category as of March 31, 1999 and December 31, 1998.

Table 4 - Deposits by Category

    (In Thousands)
                                         March 31,December 31,
                                            1999      1998
Demand Deposits:
 Noninterest-bearing accounts           $  14,178   $ 14,551
 NOW and MMDA accounts                     28,684     27,170
 Savings accounts                           4,795      3,856
  Total Demand Deposits                    47,657     45,577

Term Deposits:
 Less than $100,000                        45,581     41,301
 $100,000 or more                          10,434     14,909
                                           56,015     56,210

                                         $103,672   $101,787
CAPITAL

During   the   three  month  period  ended  March   31,   1999,
stockholders' equity increased by $101,000 to $8.5 million, due to net income for the period of $250,000 offset by the decrease in the value of securities available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 1999, the Bank held $28.1 million in available-for-sale securities and during the first three months of 1999 the Bank received $6.8 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $1.9 million during the same three month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at March 31, 1999.

The  Bank can also enter into repurchase agreement transactions should  the need for additional liquidity arise.  At March  31,
1999,   the   Bank   had  $495,000  of  repurchase   agreements
outstanding.

As of March 31, 1999, the Bank had capital of $8.5 million, or 7.6% of total assets, as compared to $8.4 million, or 7.6%, at December 31, 1998. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                                 (Dollars in Thousands)
                                                     Minimum
                               March 31,December 31,Regulatory
                                 1999      1998       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          11.0%      11.2%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          11.8%      12.0%     8.00%
Leverage Ratio                     8.4%       7.6% Up to 5.00%
Total Risk-Weighted Assets      $78,089    $74,658

As of March 31, 1999 and December 31, 1998, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS  OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED  MARCH
31, 1999 AND 1998


GENERAL

The Bank reported net income of $250,000, or $0.49 per share for the three month period ended March 31, 1999 as compared with $244,000 or $0.50 per share for the same period in 1998, an increase of 2.46%.


NET INTEREST INCOME

Net interest income increased by $178,000 to $1.2 million for the three month period in 1999 from the comparable period in 1998. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 8.37% totalled $103.0 million as of March 31, 1999. In comparison in 1998, average interest earning assets, at a yield of 8.87%, totalled $83.1 million.

Interest and dividend income increased by $311,000 for the three month period in 1999 compared to the same period in 1998. This improvement is primarily attributable to an increase of approximately $19.9 million, or 23.9%, in the volume of average earning assets during the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. Interest income on loans increased by $90,000 over the same two periods primarily as a result of an increase of approximately $5.7 million in average loans outstanding. Over the same two periods, interest and dividends on investments increased by
$225,000 due to an increase of approximately $13.5 million or 94.7% in the volume of investments during the three month period. Interest income on Federal Funds Sold decreased by $4,000 due to an decrease in the average yield on Federal Funds Sold outstanding during the three month period from 5.21% in 1998 to 4.72% in 1999.

Total interest expense increased $133,000 for the three month period ended March 31, 1999 compared to the same period in
1998. Interest on deposits increased as a result of an increase of approximately $18.5 million in average deposits over the same period in 1998. The average rate on interest-bearing liabilities decreased to 4.55% for the three month period in 1999 from 5.00% in the comparable period of 1998. Table 6 - Average Balances, Interest and Average Rates
                                 March 31
                    1999        (in thousands)       1998
                 Average         AverageAverage        Average
                 Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold$ 10,088 $  119  4.72%$  9,452 $  123   5.21%
Investments:
Securities--Taxable 25,606    424  6.62%  14,273    223   6.25%
Non-Taxable          2,185     24  4.39%    -0-     -0-     N/A
Total Loans, Including
 Fees               65,139  1,588  9.75%  59,410  1,498  10.09%
Total Interest Earning
 Assets            103,018  2,155  8.37%  83,135  1,844   8.87%

Cash and Due From
 Banks               3,431                 2,646
All Other Assets     5,357                 4,755
Loan Loss Reserve/
 Unearned Fees      (1,558)               (1,968)
TOTAL ASSETS      $110,248               $88,568

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits     $ 55,986 $  752  5.37% $41,478  $  582  5.61%
Other               31,132    239  3.07%  27,068     273  4.03%
FHLB Advances          -0-    -0-    N/A      37       3  8.11%
Federal Funds
 Purchased             -0-    -0-    N/A     -0-     -0-    N/A
Total Interest-Bearing
 Liabilities        87,118    991  4.55%  68,583     858  5.00%
Net Interest Income        $1,164                 $  986
Non-Interest Bearing
 Deposits           14,105                11,505
Total Cost of Funds                3.92%                 4.29%
All Other Liabilities  680                 1,002
Stockholders Equity  8,365                 7,464
Unrealized Gain/Loss on
 Securities            (20)                   14
TOTAL LIABILITIES
 AND STOCKHOLDERS
 EQUITY           $110,248               $88,568
Net Interest Yield                 3.82%                 3.87%
Net Interest Margin                4.52%                 4.74%

Table 7 - Interest Rate Sensitivity
(In Thousands)                   March 31, 1999
                          Less  One YearGreater  Non-
                          Than  Through  Than  Interest
                         1 Year  5 Years5 Years Bearing  Total
Asset:
Federal Funds Sold       $8,480  $8,480
Investments                 307   3,405  24,354          28,066
Loans                    34,974  31,360     221          66,555
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                     9,645   9,645
                         43,761  34,765  24,575   9,645 112,746
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits67,923  21,571     -0-          89,494
Non-Interest Bearing Deposits                    14,178  14,178
FHLB Advances                               -0-             -0-
Noninterest Bearing Liabilities
 and Stockholders' Equity                         9,074   9,074
Total                    67,923   21,571    -0-  23,252 112,746
Interest Rate Sensitivity
  Gap                   (24,162)  13,194 24,575 (13,607)    -0-
Cumulative Interest Rate
 Sensitivity Gap       $(24,162)$(10,986)$13,607$   -0- $   -0-

OTHER INCOME

Total  other  income  was $174,000 for the three  month  period ended March 31, 1999 as compared to $125,000 for the same period in 1998, an increase of $49,000. Other income is comprised primarily of customer service fees and other items.


OPERATING EXPENSES

Total operating expenses were $884,000, or 0.80% of average total assets, for the three month period ended March 31, 1999 as compared to $700,000, or 3.16%, for the same period in 1998. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by
$147,000  or  44% over the first three months of  1999  due  to normal salary increases and addition of a new branch. Occupancy and equipment expenses increased approximately $2,000 when compared to expenses at March 31, 1998, an increase of 1.5%. Contributing to the increase in occupancy and equipment expenses was the opening of the Alcoa branch during 1998.

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

During the three month period ending March 31, 1999, the Bank recorded $144,000 in tax expense which resulted in an approximate effective rate of 36.5%. Comparably, in 1998, the Bank recorded $162,000 in tax expense, resulting in an approximate effective rate of 39.9%.

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





                           FIRST CENTRAL BANCSHARES, INC.

Date:                                                       By:
____________________________________________________
                  Ed. F. Bell, Chairman, President
                   and Chief Executive Officer

Date:                                                       By:
____________________________________________________
                  Willard D. Price, Executive Vice President
                   and Chief Financial Officer
             Exhibit 27 - Financial Data Schedule

                            3-31-99
                     Amount (In Thousands)
Cash                                                   $ 5,476
Federal Funds Sold                                       8,480
Trading Assets                                             -0-
Investments AFS                                         28,066
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   66,555
Allowance for Losses                                       620
Total Assets                                           112,746
Deposits                                               103,672
Short-Term Borrowings                                      -0-
Other Liabilities                                          153
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,566
Other Stockholders Equity                                4,358
Total Liab.-Stockh. Equity                             112,746
Interest on Loans                                        1,588
Interest on Investments                                    448
Other Interest Income                                      119
Total interest Income                                    2,155
Interest on Deposits                                       991
Total Interest Expense                                     991
Net Interest Income                                      1,164
Provision-Loan Losses                                       60
Securities-Gain/Loss                                        15
Other Expenses                                             884
Income Before Tax                                          394
Income Before Extraordinary                                394
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 250
Earnings Per Share-P                                      0.49
Earnings Per Share-D                                      0.49
Net Interest Yield-EA                                     3.82
Loans-Non Accrual                                           82
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        594
Total Charge-Offs                                           55
Total Recoveries                                            21
Allowance End of Period                                    620
Loan Loss-Domestic                                         620
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      -0-



(b)  Reports on Form 8-K, None.