Form 10QSB
period 1999-06-30
FIRST CENTRAL BANCSHARES INC
filed 1999-08-13
CIK 897979

Exhibit 27 - Financial Data Schedule

                            6-30-99
                     Amount (In Thousands)
Cash                                                   $ 2,756
Federal Funds Sold                                       4,510
Trading Assets                                             -0-
Investments AFS                                         28,453
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   70,483
Allowance for Losses                                       639
Total Assets                                           111,413
Deposits                                               102,643
Short-Term Borrowings                                      -0-
Other Liabilities                                          108
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,566
Other Stockholders Equity                                4,358
Total Liab.-Stockh. Equity                             111,413
Interest on Loans                                        3,208
Interest on Investments                                    880
Other Interest Income                                      208
Total interest Income                                    4,296
Interest on Deposits                                     1,970
Total Interest Expense                                   1,970
Net Interest Income                                      2,326
Provision-Loan Losses                                      120
Securities-Gain/Loss                                       -0-
Other Expenses                                           1,849
Income Before Tax                                          729
Income Before Extraordinary                                729
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 467
Earnings Per Share-P                                      0.91
Earnings Per Share-D                                      0.91
Net Interest Yield-EA                                     3.77
Loans-Non Accrual                                          543
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        594
Total Charge-Offs                                          111
Total Recoveries                                            36
Allowance End of Period                                    639
Loan Loss-Domestic                                         639
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      -0-



(b)  Reports on Form 8-K, None.