Form 10QSB
period 1999-09-30
FIRST CENTRAL BANCSHARES INC
filed 1999-11-15
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1999

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 513,281 on October 26, 1999.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998        3

              Condensed Consolidated Statements of Income
              for the three months and nine months ended
              September 30, 1999 and 1998                           4

              Condensed Consolidated Statements of Cash
              Flows for the nine months ended September 30,
              1999 and 1998                                         5

              Condensed Consolidated Statements of Comprehensive
              Income (Loss) for the nine months ended September 30,
              1999 and 1998                                         6

              Notes to Condensed Consolidated Financial Statements 7-8

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                          9-14

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                    14

   Item 2.    Changes in Securities                                14

   Item 3.    Defaults upon Senior Securities                      14

   Item 4.    Submission of Matters to a Vote
              of Securities Holders                                14

   Item 5.    Other Information                                    14

   Item 6.    Exhibits and Reports on Form 8-K                     14

Signatures                                                         15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                   September 30,  December 31,
                                         1999         1998
-ASSETS-
 Cash and Due from Banks               $  3,689    $  2,564
 Federal Funds Sold                       3,310      14,915
    Total Cash and Cash Equivalents       6,999      17,479

 Investment Securities Available for
  Sale                                   28,557      27,139

 Loans, Net                              69,329      60,944

 Premises and Equipment (Net)             5,144       4,304
 Accrued Interest Receivable                675         674
 Other Assets                               797         218

TOTAL ASSETS                           $111,501    $110,758

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                 $ 16,163   $ 14,551
   Interest Bearing                       86,277     87,236
    Total Deposits                       102,440    101,787

 Accrued Interest Payable                    407        444
 Other Liabilities                           196        101
    Total Liabilities                    103,043    102,332

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   513,281 Shares                          2,566      2,566
  Additional Paid-In Capital               4,358      4,358
  Retained Earnings                        2,207      1,457
    Accumulated  Other  Comprehensive
    Income (Loss)                           (673)        45
   Total Stockholders' Equity              8,458      8,426

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $111,501   $110,758












See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                              (In Thousands Except
                             per Share Information)
                     Three Months Ended  Nine Months Ended
                        September 30,       September 30,
                         1999      1998    1999         1998
INTEREST INCOME:
 Loans                  $1,676    $1,522  $4,884       $4,508
 Investment Securities     455       325   1,335          842
 Federal Funds Sold         60       221     268          514
  Total Interest Income  2,191    2,068    6,487        5,864

INTEREST EXPENSE           978     1,021   2,948        2,825

  Net Interest Income    1,213     1,047   3,539        3,039

PROVISION FOR LOAN LOSSES   35        83     155          148

Net Interest Income After
 Provision for Loan
 Losses                  1,178       964   3,384        2,891

OTHER INCOME               183       145     555          398

OPERATING EXPENSES         913       737   2,762        2,128

INCOME BEFORE INCOME TAX   448       372   1,177        1,161

INCOME TAXES               165       138     427          439

NET INCOME              $  283    $  234  $  750       $  722

BASIC EARNINGS PER COMMON
 SHARE                  $ 0.55    $ 0.46  $ 1.46       $ 1.43


















See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                            Nine Months Ended
                                              September 30,
                                               1999     1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   750 $    722
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                     155      148
   Depreciation                                  229      228
   Amortization                                  -0-        1
   (Increase) in Interest Receivable              (1)     (41)
   Increase (Decrease) in Interest Payable       (37)      80
   Amortization of Premiums on Investment
    Securities, Net                               22        8
   FHLB Stock Dividends                          (54)     (14)
   (Increase) Decrease in Other Assets          (139)      46
   Increase (Decrease) in Other Liabilities       95     (295)
    Total Adjustments                            270      161
     Net Cash Provided by Operating Activities 1,020      883

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                     9,420    8,995
 Purchase of Investment Securities Available
  for Sale                                   (11,964) (22,770)
 (Increase) Decrease in Loans                 (8,540)     284
 Purchase of Premises and Equipment           (1,069)    (125)
     Net Cash Used in Investing Activities   (12,153) (13,616)

NET CASH PROVIDED BY INVESTING ACTIVITIES
 Increase in Deposits                            653   19,194

INCREASE (DECREASE)IN CASH
 AND CASH EQUIVALENTS                        (10,480)   6,461

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    17,479    8,682

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 6,999  $15,143

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $ 2,911  $ 2,745
  Income Taxes                               $   392  $   409

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment
   Securities                                $ 1,158  $   170
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities $ 440 $ 65 Change in Net Unrealized Loss on Investment
   Securities                                $   718  $   105
 Issuance of Common Stock Dividend:
  Par                                        $   -0-  $   232
  Additional Paid-in Capital                 $   -0-  $   931
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $   -0-  $ 1,163




See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Los s)

                         (Unaudited)

                        (In Thousands)



                                            Nine Months Ended
                                              September 30,
                                               1999     1998

Net Income                                   $   750     $722

Other Comprehensive Income (Loss), Net of Tax:
 Unrealized Losses on Investment Securities   (1,158)     170
 Less Reclassification Adjustment for Gains
  Included in net Income                         -0-      -0-
 Less Income Taxes Related to Unrealized
  Gains on Investment Securities                 440      (65)
   Other Comprehensive Income (Loss),
    Net of Tax                                  (718)     105

Comprehensive Income (Loss)                  $   (32)    $827




































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 September 30, 1999 and 1998

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999, results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 1998, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital $20.00 or $930,520, and charged retained earnings a total of $1,163,150. No stock dividends have been declared during 1999.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 1999 the weighted average number of shares was 513,281 (504,895 in 1998). During the period ended September 30, 1999 and 1998 the Company did not have any dilutive securities.

NOTE 5 - ACCOUNTING POLICY CHANGES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. This statement amends FASB Statement No. 52, Foreign Currency Translation, to permit a special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, Accounting for Future Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119,
Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to included in statement No. 107 the disclosure provisions about concentrations of credit risk from Statement No. 105. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 amends SFAS 133 to defer the effective data until June 15, 2000. The Statement is required to be applied retroactively to consolidated financial statements of prior periods. The Bank is currently assessing the impact of this statement on its consolidated financial statements and will adopt the statement during 2000.

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


Year 2000 Compliance

The Bank continued its plans to be ready in all respects for the new millennium. A Y2K committee including executive management has been in place for approximately twenty-one months. The board of directors is updated monthly of progress. A comprehensive evaluation and testing schedule was finalized in 1998 as well as a detailed contingency backup plan. All equipment that was not Y2K compliant was replaced and a new operating system was installed through our data processing server in 1998. Testing of all mission critical systems including the primary and backup operating system was implemented and completed during the second quarter. Testing for all mission critical systems and all other systems/software was completed in the second quarter of 1999. The contingency plans detail specific steps to be taken in the unlikely event of a disruption in our systems or other aspects of operations within our control as well as critical services outside our control such as power, water, and communications. We are on schedule to be compliant in all respects to Y2K. Management remains confident that there will be no interruptions in our ability to continue to provide efficient service to our customers and shareholders in the year 2000 and beyond.

Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.


BALANCE  SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30,  1999  TO
DECEMBER 31, 1998

Assets totalled $111.5 million as of September 30, 1999, as compared to $110.8 million as of December 31, 1998, an increase of 0.63%.


INVESTMENT SECURITIES

Investment securities were $28.6 million or 25.6% of total assets, as of September 30, 1999 an increase of $1.5 million from $27.1 million as of December 31, 1998. During the nine month period there were $9.4 million in calls, maturities, and principal paydowns offset by the purchase of $12.0 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 16.89% of the portfolio as of September 30, 1999 and 17.39% as of December 31, 1998.

As of September 30, 1999 and December 31, 1998, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The unrealized loss on securities available for sale, net of tax was approximately $673,000 as of September 30, 1999, a change of approximately $718,000 from December 31, 1998, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  nine  months of  1999,  total  gross  loans outstanding increased by approximately $8.3 million to $70.8 million as of September 30, 1999 from $62.5 million as of December 31, 1998 attributable primarily to $20.9 million in originated loans offset by amortization and payoffs of approximately $12.6 million. As of September 30, 1999 and December 31, 1998, net loans outstanding represented 62% and 55% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of September 30, 1999 and December 31, 1998.

Table 1 - Loan Portfolio by Category

      (In Thousands)
                                     September 30,December 31,
                                          1999        1998
Loans secured by real estate:
 Commercial properties                   $ 5,465    $ 7,539
 Construction and land development         7,634      8,280
 Residential and other properties         19,552     23,553
  Total loans secured by real estate      32,651     39,372
 Commercial and industrial loans           8,754      5,490
 Consumer loans                           26,103     16,762
 Other loans                               3,296        928
                                          70,804     62,552
 Less:  Allowance for loan losses           (625)      (594)
        Unearned interest                   (811)      (977)
        Unearned loan fees                   (39)       (37)
        Loans, Net                       $69,329    $60,944

As of September 30, 1999, there were outstanding commitments to advance construction funds and to originate loans in the amount of $9.8 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $7.4 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of September 30, 1999 and December 31, 1998, the allowance had a balance of approximately $625,000 and $594,000, respectively. There were no loans on which the accrual of interest had been discontinued as of September 30, 1999 or at December 31, 1998, and there were approximately $45,000 in loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                9-30-99  % to  12-31-98  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial,
 and agricultural                 $187  30.00%   $ 56    9.00%
Real Estate - Construction          76  12.00%    123   21.00%
Real Estate - Mortgages            104  17.00%    111   19.00%
Installment - Consumers            209  33.00%    158   27.00%
Other                               49   8.00%      0    0.00%
Other Unallocated                    0    0.00%   146   24.00%

Total                             $625  100.00%  $594  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 9-30-99 9-30-98

Balance, at beginning of period                   $594    $587

Charge-offs:
Commercial, financial, and agricultural            -0-      23
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - Customers                            173     171
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural            -0-       2
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             49      33
Other                                              -0-     -0-

Net charge-offs                                    124     159
Additions to loan loss reserve                     155     148
Balance at end of period                          $625    $576

Ratio of net charge-offs to average loans outstanding.18% .28%


DEPOSITS

Deposits increased by $0.6 million to $102.4 million as of September 30, 1999 from $101.8 million as of December 31, 1998, an increase of 0.59%. Demand deposits, which include regular, money market, NOW and demand deposits, were $47.4 million, or 46.3% of total deposits, at September 30, 1999. Core deposits were 30.4% of total deposits at September 30, 1999. During the nine month period, the Bank was successful in increasing the balances in the demand deposit category by $1.8 million to $47.4 million as of September 30, 1999. Certificate accounts were $55.0 million at September 30, 1999, a decrease of $1.2 million compared to $56.2 million as of December 31, 1998. Table 4 summarizes the Bank's deposits by major category as of September 30, 1999 and December 31, 1998.

Table 4 - Deposits by Category

      (In Thousands)
                                     September 30,December 31,
                                          1999        1998
Demand Deposits:
 Noninterest-bearing accounts          $  16,177    $ 14,551
 NOW and MMDA accounts                    26,078      27,170
 Savings accounts                          5,163       3,856
  Total Demand Deposits                   47,418      45,577

Term Deposits:
 Less than $100,000                       41,160      41,301
 $100,000 or more                         13,862      14,909
                                          55,022      56,210
Total Deposits                          $102,440    $101,787

CAPITAL

During  the  nine  month  period  ended  September  30,   1999,
stockholders' equity increased by $32,000 to $8.5 million, due to net income for the period of $750,000 offset by the decline in value of securities available for sale of $718,000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of September 30, 1999, the Bank held $28.6 million in available-for-sale securities and during the first nine months of 1999 the Bank received $9.4 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $653,000 during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at September 30, 1999.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September
30, 1999, the Bank had $1,721,000 of repurchase agreements outstanding.

As of September 30, 1999, the Bank had capital of $8.5 million, or 7.6% of total assets, as compared to $8.4 million, or 7.6%, at December 31, 1998. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                                (Dollars in Thousands)
                                                       Minimum
                           September 30, December 31, Regulatory
                                1999       1998        Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          11.4%      11.2%      4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          12.2%      12.0%      8.00%
Leverage Ratio                    8.71%       7.6%   Up to 5.00%
Total Risk-Weighted Assets      $80,098    $74,658

As  of  September  30, 1999 and December  31,  1998,  the  Bank
exceeded   all   of  the  minimum  regulatory   capital   ratio
requirements.


RESULTS  OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMB
ER 30, 1999 AND 1998

GENERAL

The Bank reported net income of $750,000, or $1.46 per share for the nine month period ended September 30, 1999 as compared with $722,000 or $1.43 per share for the same period in 1998, an increase of 3.88%.


NET INTEREST INCOME

Net interest income increased by $500,000 to $3.5 million for the nine month period in 1999 from the comparable period in 1998. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets, at a yield of 8.37% totalled $103.3 million as of September 30, 1999. In comparison in 1998, average interest earning assets, at a yield of 8.68%, totalled $90.0 million.

Interest income increased by $623,000 for the nine month period in 1999 compared to the same period in 1998. This improvement is primarily attributable to an increase of approximately $13.3 million, or 14.8%, in the volume of average earning assets during the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. Interest income on loans increased by $376,000 over the same two periods primarily as a result of an increase of approximately $8.3 million in average loans outstanding. Over the same two periods, interest on investments increased by $493,000 due to an increase of approximately $10.5 million or 59.0% in the volume of investments during the nine month period. Interest income on Federal Funds Sold decreased by $246,000 due to a decrease in the average yield on Federal Funds Sold outstanding during the nine month period from 5.29% in 1998 to 4.79% in 1999, and also a decrease in the average balance outstanding of $5.5 million over the same period in 1998.

Total interest expense increased $123,000 for the nine month period ended September 30, 1999 compared to the same period in
1998.   Interest  on  deposits increased  as  a  result  of  an
increase of approximately $11.7 million in average deposits over the same period in 1998. The average rate on interest-bearing liabilities decreased to 4.52% for the nine month period in 1999 from 5.00% in the comparable period of 1998.
Table 6 - Average Balances, Interest and Average Rates
                                September 30,
                      1999        (in thousands)       1998
                   Average         AverageAverage        Average
                   Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold  $  7,464 $  268  4.79%$12,952  $  514  5.29%
Investments:
Securities--Taxable   26,042   1,273  6.52% 16,611     806  6.47%
Non-Taxable            2,206       62  3.75%  1,180      36  4.07%
Total Loans, Including
 Fees                 67,627    4,884  9.63% 59,299   4,508 10.14%
Total Interest Earning
 Assets              103,339    6,487  8.37% 90,042   5,864  8.68%

Cash and Due From Banks3,422              2,719
All Other Assets       5,893                  4,747
Loan Loss Reserve/
 Unearned Fees        (1,529)                (1,873)
TOTAL ASSETS        $111,125                $95,635

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits       $ 55,402   $2,224  5.35%$46,380  $1,978  5.69%
Other                 31,611      724  3.05% 28,937     843  3.88%
FHLB Advances            -0-      -0-  0.00%     12       4  4.44%
Total Interest-Bearing
 Liabilities          87,013    2,948  4.52% 75,329   2,825  5.00%
Net Interest Income            $3,539                $3,039
Non-Interest Bearing
 Deposits             15,276                 11,992
Total Cost of Funds                    3.84%                 4.31%
All Other Liabilities    382                    478
Stockholders Equity    8,731                  7,843
Unrealized Gain/Loss on
 Securities             (277)                    (7)
TOTAL LIABILITIES
 AND STOCKHOLDERS
 EQUITY             $111,125                $95,635
Net Interest Yield                     3.85%                 3.68%
Net Interest Margin                    4.57%                 4.50%

Table 7 - Interest Rate Sensitivity
(In Thousands)                September 30, 1999
                          Less   One Year  Greater  Non-
                          Than   Through    Than   Interest
                         1 Year   5 Years 5 Years  Bearing   Total
Asset:
Federal Funds Sold       $3,310                              $3,310
Investments                 315    3,972   24,270            28,557
Loans                    34,398   36,102      304            70,804
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                       8,830     8,830
                         38,023   40,074   24,574   8,830   111,501
Liabilities and Stockholders' Equity:
Interest-Bearing
 Deposits                59,269   27,008      -0-            86,277
Non-Interest Bearing Deposits                      16,163    16,163
FHLB Advances                                 -0-              -0-
Noninterest Bearing Liabilities
 and Stockholders' Equity                           9,061     9,061
Total                    59,269   27,008      -0-  25,224   111,501
Interest Rate
 Sensitivity Gap        (21,246)  13,066   24,574 (16,394)      -0-
Cumulative Interest Rate
 Sensitivity Gap       $(21,246) $(8,180) $16,394 $    -0- $    -0-

OTHER INCOME

Total other income was $555,000 for the nine month period ended
September 30, 1999 as compared to $398,000 for the same period in 1998, an increase of $157,000. Other income is comprised primarily of customer service fees and other items.


OPERATING EXPENSES

Total operating expenses were $2,762,000, or 2.48% of average total assets, for the nine month period ended September 30, 1999 as compared to $2,128,000, or 2.07%, for the same period in 1998. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by $393,000 or 38% over the first nine months of 1999 due to normal salary increases and additional branch personnel. Occupancy and equipment expenses increased approximately $53,000 when compared to expenses at September 30, 1998, an increase of 12.41%. Contributing to the increase in occupancy and equipment expenses was the opening of the Alcoa branch during the fourth quarter of 1998 and the Sweetwater branch during the first quarter of 1999.

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

During the nine month period ending September 30, 1999, the Bank recorded $427,000 in tax expense which resulted in an approximate effective rate of 36.28%. Comparably, in 1998, the Bank recorded $439,000 in tax expense, resulting in an approximate effective rate of 37.8%.

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





                           FIRST CENTRAL BANCSHARES, INC.

Date:             By:_______________________________
                     Ed. F. Bell, Chairman, President
                      and Chief Executive Officer

Date:             By:_______________________________
                     Willard D. Price, Executive Vice President
                      and Chief Operating Officer

             Exhibit 27 - Financial Data Schedule

                            9-30-99
                     Amount (In Thousands)
Cash                                                   $ 3,689
Federal Funds Sold                                       3,310
Trading Assets                                             -0-
Investments AFS                                         28,557
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   69,954
Allowance for Losses                                       625
Total Assets                                           111,501
Deposits                                               102,440
Short-Term Borrowings                                      -0-
Other Liabilities                                          196
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,566
Other Stockholders Equity                                5,892
Total Liab.-Stockh. Equity                             111,501
Interest on Loans                                        4,884
Interest on Investments                                  1,335
Other Interest Income                                      268
Total interest Income                                    6,487
Interest on Deposits                                     2,948
Total Interest Expense                                   2,948
Net Interest Income                                      3,539
Provision-Loan Losses                                      155
Securities-Gain/Loss                                       -0-
Other Expenses                                           2,762
Income Before Tax                                        1,177
Income Before Extraordinary                              1,177
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 750
Earnings Per Share-P                                      1.46
Earnings Per Share-D                                      1.46
Net Interest Yield-EA                                     3.85
Loans-Non Accrual                                           45
Loans Past Due > 90 Days                                   -0-
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        594
Total Charge-Offs                                          173
Total Recoveries                                            49
Allowance End of Period                                    625
Loan Loss-Domestic                                         625
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      -0-



(b)  Reports on Form 8-K, None