Form 10KSB
period 1999-12-31
FIRST CENTRAL BANCSHARES INC
filed 2000-03-30
CIK 897979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

         [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999
                                OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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
               (I.R.S. Employer Identification No.)
                            37771-0230
                            (Zip Code)

Registrant's telephone number, including area code:  (865) 986-
1300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to  Section  12(g)  of  the  Act:
Common Stock (par value $1.00 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [X] Yes     [ ] No
Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $9,772,710.

At March 21, 2000, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $12,080,656. The last recorded trade of shares between individuals was on August 6, 1999 at a price of $28 per share.

As of March 21, 2000, issuer had 564,361 shares of its $5.00 par value common stock outstanding.
                             PART I

Item 1. Description of Business

(a)  Business Development

First Central Bancshares, Inc. (the "Company") is a one bank holding company for First Central Bank (the "Bank"). The formation was approved by the stockholders of the Bank on March 18, 1993. On April 6, 1993 the Bank became a wholly owned subsidiary of the Company with the exchange of one share of Bank common stock for one share of common stock of the Company. The Company currently has 564,361 shares of its $5.00 par value common stock outstanding.

(b)  Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and five branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, one located in Farragut, Knox County, Tennessee, one located in Kingston, Roane County, Tennessee, and one located in Alcoa, Blount County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts, and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Honor and Cirrus network machines.

The Alcoa office in Blount County, Tennessee opened December 7, 1998. The competition includes four other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include twelve commercial banks and seven savings banks/savings and loan associations. A new commercial bank opened in Anderson County in 1995 and is the smallest in terms of asset size. First Central is the second smallest in asset size and remains the fastest growing institution in Loudon County and the above-described market area. The Bank expanded its operations into Monroe County, Tennessee with the opening of a full service branch in Sweetwater, Tennessee in March 1999. An agreement was signed effective October 31, 1999 to sell this branch to another bank holding company group. The sale of the premises and equipment will include the transfer of the cash, loans, and related accrued or unearned interest, deposits and related accrued interest, and certain other assets and liabilities related to the branch. The sale is expected to be completed in April or May, 2000, but is subject to approval of the appropriate federal and/or state regulatory authorities and certain obligations of both parties.

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

As of December 31, 1999, the Bank employed 56 salaried persons and 7 hourly persons.

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

(b)(5)    Deposits

See Item 7 - Financial Statements and Schedule I (Attached)

(b)(6)    Return on Equity and Assets

See  Item  6  - Management's Discussion and Analysis or  Plan  of
Operation and Schedule VIII - Return on Assets and Equity.

(b)(7)    Short-Term Borrowings

None.

Item 2. Description of Property.

(a) Location of Property

As detailed in Item 1, the Bank operates offices in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee; Farragut, Knox County, Tennessee; Kingston, Roane County, Tennessee; and Alcoa, Blount County, Tennessee. The main office in Lenoir City is a modern facility containing approximately 10,000 square feet and was occupied upon completion of construction in January of 1993. The Loudon office is a modern facility which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet. The Kingston office, which opened December 29, 1997, is similar to the Loudon branch with approximately 2,500 square feet. The Sweetwater, Tennessee office is a full service facility of approximately 2,500 square feet which opened in March 1999 (see discussion in Business of Issuer). The Alcoa office is located in a temporary facility until construction of a new full service branch is completed in 2000. The office is expected to open in mid-summer and will contain approximately 4,000 square feet of space.

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

(c)  Description of Real Estate and Operating Data

(1) The Company has its principal offices in its headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties which house the branches at Loudon and Tellico Village, Loudon, Tennessee, Farragut, Tennessee and at
     Sweetwater, Tennessee (see discussion in Business of Issuer), and Kingston, Tennessee. The Bank also owns property in Alcoa, Tennessee, where there is a temporary facility while a new branch is currently under construction. None of the properties amount to ten (10%) percent of total assets and none are encumbered.


Item 3. Legal Proceedings

The   Company  is  not  aware  of  any  material  pending   legal
proceedings to which the Company or the Bank is a party.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The stock of the Company is not publicly traded on any exchange or market. The stock is traded between individual stockholders only. The stock was issued in a one for one share exchange with the Bank stockholders when the Bank was merged with the Company on April 6, 1993. The price for the traded stock is set between the individuals. However, Company officials believe that the stock has traded from a low of $28 per share to a high of $30 per share between January 1999 and the date of this report, as per individuals who have sold and/or purchased stock.

(b)  Holders

The Company has six hundred and twenty-six (626) shareholders of common stock.

(c)  Dividends

In February 2000, the Company distributed a ten (10%) percent dividend to its stockholders by issuing an additional 51,080 shares of common stock. The Company used a fair market value of $26.00 per share and credited common stock $5.00 per share or $255,400, additional paid in capital $21.00 per share or $1,072,680, and charged retained earnings a total of $1,328,080. No dividends were distributed in 1999.

In February 1998, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 46,526 shares of common stock. The Company used a fair market value of $25.00 per share and credited common stock $5.00 per share or $232,630, additional paid in capital of $20.00 per share or $930,520, and charged retained earnings a total of $1,163,150.

Item 6. Management's Discussion and Analysis

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Central Bancshares, Inc. is a one bank holding company which owns 100% of the outstanding stock of First Central Bank.
The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The  following  represents a narrative analysis of the  financial condition and operational results of the company and its subsidiary bank for 1999. For a more complete understanding of this narrative, please refer to the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report.

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 1999 total assets increased 3.6% from December 31, 1998. Federal Funds sold decreased significantly with a net decrease of 84.7% at December 31, 1999 from December 31, 1998. This decrease in Federal Funds sold was offset by a 142.6% increase in cash reserves and deposits in due from banks as the Bank prepared for Y2K. Investment securities available for sale increased $1.1 million. The net effect was that liquidity remained very high at 32.0%

Net loans increased by 16.8% as the bank had good loan growth. Real Estate loans overall increased 15.7%. This increase was primarily accounted for in non farm-non-residential properties with an increase of 75.5% over 1998 and construction and land development loans were up 18.5%. Residential Real Estate loans decreased by 4.4% as interest rates increased and refinancing slowed. Consumer loans decreased by 19.4% from 1998 due primarily to curtailment of purchases of indirect auto paper.

Management has continued to evaluate the loan loss reserve through a monthly analysis of loans outstanding. The adequacy of the loan loss reserve is also evaluated quarterly by the board of directors. The reserve for loan losses increased by 4.0%. Nonperforming assets decreased by $248,000 from 1998. This resulted in nonperforming loan ratios of .17% and .59% of total loans at December 31, 1999 and 1998, respectively. Nonperforming loans were 5.5% and 38.7% of loan loss reserves for the years ended December 31, 1999 and 1998, respectively. Total nonperforming assets to total assets were .11% and .33% at
December 31, 1999 and 1998, respectively. The improvement in nonperforming ratios was due to management's and lender's continued efforts to make quality loans and monitor their progress.

Past  due  loans of 30 days or more but less than 90  days  total
1.43% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will be effectively managed to keep both low.

Net Investment securities increased 4.0%. The total net securities are accounted for under Financial Accounting Standard
(FAS) 115, (see notes to consolidated financial statements). All securities are in Government or Government agency issues, municipal securities, and stock in Banker's Bank. Also the Bank increased by 25.1% its investment in Federal Home Loan Bank of Cincinnati stock due to growth in assets, real estate loans and through stock dividends. Also the bank purchased stock in the Banker's Bank valued at $75,000.

Net investment in premises and equipment increased 18.7% due primarily to construction of the Sweetwater office and the opening of our Blount County office. Other assets increased 95.2%. This increase was due to a significant increase in the deferred income tax benefit related to unrealized losses on investment securities as the bond market took a large downturn in the last half of the year.

Deposit increases of 3.6% reflect modest growth as the bank concentrated on increasing loans and curtailed deposit growth to maximize income. Deposit growth is expected to increase significantly in 2000 as we again seek deposits aggressively in all market areas. Demand deposits increased 8.2% and time deposits decreased .21%. Non-interest bearing demand deposits increased 14.0% and interest bearing demand deposits increased 5.5%. Time deposits under $100,000 increased by 2.4% while time deposits over $100,000 decreased by 7.3%. Other liabilities increased 21.8% which primarily was due to an increase in accrued income tax and an increase in accrued profit sharing.

Liquidity which is the company's ability to mobilize cash to meet operating needs remained strong at 32.0% for 1999. The Bank is a member of the Federal Home Loan Bank of Cincinnati and eligible to obtain both short and long term credit advances. Also, the Bank may enter into repurchase agreements or purchase federal funds should the need for additional liquidity arise. Cash and due from accounts increased by 142.6% over 1998 as the bank placed cash in reserve for Y2K preparedness. The net unrealized loss on investments at December 31, 1999 was $1.46 million compared to a net unrealized gain at December 31, 1998 of $73,000. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising rate environment which was true in the last year and resulted in the unrealized loss.

The company and subsidiary had an increase of 31.3% in net income for 1999. This increase was the result of a number of factors including an increase of 15.7% in net interest income and an increase of 69.44% in non interest income. The return on average assets (ROAA) was 1.06% for the year versus .91% for 1998. The return on average equity (ROAE) was 13.35% excluding unrealized gains (loss) versus 11.39% for 1998. Interest income is composed of loan income which increased by 8.7%, investment securities income which increased by 42.8%, and federal funds sold income which decreased by 55.4% as assets were transferred to loans, investments and to cash reserves as noted earlier. Interest expense increased a very modest 1.6% as the result of moderate growth most of which was in non interest bearing demand deposits. Interest expense includes interest on now accounts and money market accounts which decreased 16.7% and savings accounts which increased 34.3%. The net result was net interest margin of 4.24% for 1999 versus a margin of 4.09% for 1998.

Non-interest income increased 69.4% which included income from a non-refundable deposit of $300,000 for the proposed sale of the Sweetwater branch office (see Note 16 of the financial statements). Service charge income on deposit accounts increased 27.4%. Non-interest expense increased 31%. Salaries and benefits, data processing fees and occupancy expense account for the largest components of non-interest expense and all increased. Salaries and benefits increased by 34.8% due to the addition of employees for the Alcoa and the Sweetwater offices. Data processing increased 33.1% as a result of the growth in assets, including new offices. Occupancy expense, furniture fixtures and equipment depreciation and maintenance expenses increased by 22.25% due to the new office and equipment purchases. Other non-interest expenses increased 29.2%. All non-interest costs will continue to increase as the bank grows and a new full service office is opened in 2000.

CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31, 1993. The company issued 38,560 shares of stock in 1994 in the form of a stock dividend to shareholders. The company also issued 42,376 shares of stock in the form of a stock dividend in 1996. The company issued 46,526 shares of stock as a stock dividend in February 1998, and has announced a stock dividend of 51,080 shares payable in February 2000.

Total capital was $10.2 million at December 31, 1999 and total Tier I capital was $9.5 million. Total capital at December 31, 1998 was $9.0 million and Tier I capital was $8.4 million. Risk based capital guidelines as defined by banking regulators required the Bank to maintain minimum total capital ratios of 8% to risk-weighted assets, Tier I capital to risk weighted assets of 4% and Tier I capital to average assets of 5%. The Bank maintained total capital to risk weighted assets of 12.4% at December 31, 1999 and 12% at December 31, 1998. Tier I capital to risk weighted assets was 11.6% and 11.2% at December 31, 1999 and 1998, respectively. Tier I capital to average assets was 8.5% and 7.6% at December 31, 1999 and 1998, respectively. The Bank exceeded all of the minimum capital ratio requirements in the years discussed and management believes that the capital position is adequate to support the operations of the company and subsidiary bank.

YEAR 2000 RECAP

The bank successfully completed the century date change over without any significant problems and zero interruptions in operations. The bank had extensive direct costs and "opportunity costs" that prevented net income from being even better in 1999.




REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and Securities and Exchange Commission (SEC).

In 1993, the shareholders of the Bank approved the formation of a single-bank holding company and a plan for the exchange of one share of bank stock for one share of holding company stock. This transaction was accomplished April 6, 1993. The Bank had an agreement with TDFI and FDIC not to declare or pay any cash dividends for the first three years of existence. The Company has now passed that three year threshold and will address dividends according to the established dividend policy. As noted previously, the Company declared and paid a stock dividend in 1994 of 38,560 shares which represented a dividend of 10%. The Company also paid a stock dividend of 42,376 shares in 1996, 46,526 shares in 1998, and 51,080 will be paid in 2000.

Beginning in 1993, FDIC deposit insurance premiums were assessed based on the financial soundness (including capital adequacy) and the risks inherent in the Bank. The premiums ranged from $.23 per $100 of deposits to $.31 per $100. The Bank was assigned the rate of $.23 per $100 for 1993 and 1994. In 1995 the rate was lowered to a range of $.04 to $.31 for assessments when the Bank Insurance Fund (BIF) reached 1.25% of total bank domestic deposits in the third quarter. This rate varies as the BIF fluctuates. The Bank's cost has remained relatively low for 1996, 1997, 1998 and 1999 due to our good rating.

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No.137 delayed the effective date of this pronouncement to fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this statement is expected to have no material effect on the Company's financial statements.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities After Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises." SFAS No. 134 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" which established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially
similar   to  the  primary  operations  of  a  mortgage   banking
enterprise.   The  Bank  is  not  currently  entering  into   any
transactions related to securitization of mortgage loans, nor does the Bank anticipate entering into any transactions of this nature in the future. Therefore, SFAS No. 134 is not expected to have any effect on our financial condition or results of operations.

On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities, and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System ("Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

The Company is unable to predict the impact of the G-L-B Act on its operations at this time.

NOTE:   NUMERICAL  ENTRIES APPEARING IN  THIS  REPORT  HAVE  BEEN
ROUNDED  FOR EASE IN READABILITY.  ACTUAL FIGURES APPEAR  IN  THE
AUDITOR'S  REPORT, WHICH IS CONTAINED WITHIN THE FOLLOWING  PAGES
OF THIS DOCUMENT.

Item 7.  Consolidated Financial Statements and Financial Data
Schedules

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                     Lenoir City, Tennessee

                CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1999, 1998, and 1997


                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                        TABLE OF CONTENTS







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

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS















                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.





                              Pugh & Company, P.C.
                              Certified Public Accountants
                              Knoxville, Tennessee
                              January 28, 2000

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS




                As of December 31,      1999            1998
                             ASSETS
 Cash and Due From Banks             $   6,221,10   $   2,563,83
                                                8              7
 Federal Funds Sold                     2,280,000     14,915,000
   Total Cash and Cash Equivalents      8,501,108     17,478,837

 Investment Securities at Fair         28,229,212     27,139,181
Value
 Loans, Net                            71,151,700     60,943,601
 Premises and Equipment, Net            5,109,301      4,304,387
 Accrued Interest Receivable              779,330        673,890
 Prepaid Expenses and Other               368,152        181,626
 Prepaid Income Taxes                           0         10,050
 Deferred Income Tax Benefit              593,463         26,181

TOTAL ASSETS                         $ 114,732,26   $ 110,757,75
                                                6              3

                     LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                             $  49,316,23   $  45,576,73
                                                3              2
  Term                                 56,092,665     56,210,445
   Total Deposits                     105,408,898    101,787,177

 Accrued Interest Payable                 391,187        443,710
 Accrued Income Taxes                     108,302              0
 Other                                    164,335        101,195
   Total Liabilities                  106,072,722    102,332,082


SHAREHOLDERS' EQUITY
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares,
Issued and
  Outstanding 513,281 Shares            2,566,405      2,566,405
 Capital in Excess of Par Value         4,357,519      4,357,519
 Retained Earnings                      2,638,826      1,456,410

 Shareholders' Equity Before
Accumulated
  Other Comprehensive Income            9,562,750      8,380,334
(Loss)
 Accumulated Other Comprehensive
  Income (Loss)                         (903,206)         45,337
   Total Shareholders' Equity           8,659,544      8,425,671

TOTAL LIABILITIES AND EQUITY         $ 114,732,26   $ 110,757,75
                                                6              3







 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME




 For the Years Ended December    1999        1998        1997
                          31,
INTEREST INCOME
 Loans                         $6,212,26    $5,715,8   $5,902,30
                                       4          52           2
 Investment Securities         1,792,025    1,255,07     740,478
                                                   6
 Federal Funds Sold              305,820     685,277     123,232
  Total Interest Income        8,310,109    7,656,20   6,766,012
                                                   5

INTEREST EXPENSE               3,930,390    3,869,02   3,033,938
                                                   6

NET INTEREST INCOME            4,379,719    3,787,17   3,732,074
                                                   9

PROVISION FOR LOAN LOSSES        160,000     235,000     177,500

NET INTEREST INCOME AFTER
PROVISION
 FOR LOAN LOSSES               4,219,719    3,552,17   3,554,574
                                                   9

NONINTEREST INCOME
 Service Charges on Demand       640,953     502,978     488,050
Deposits
 Loan Fees and Other Service
  Charges                        461,590     337,504     244,812
 Gain on Sale of Investment
  Securities                      23,578           0           0
 Income From Non-Refundable
Deposit
  on Sale of Branch              300,000           0           0
 Other                            36,480      22,692      27,922
  Total Noninterest Income     1,462,601     863,174     760,784

NONINTEREST EXPENSE
 Salaries and Employee         1,969,530    1,461,46   1,262,753
Benefits                                           8
 Occupancy Expense               352,250     293,918     234,578
 Data Processing Fees            352,721     265,006     200,105
 Furniture and Equipment,
  Depreciation and               402,540     323,516     253,172
Maintenance
 Federal Insurance Premiums       37,073      22,711      21,961
 Advertising and Promotion       128,991      96,908      93,087
 Office Supplies and Postage     231,119     170,084     131,344
 Other                           379,956     311,681     275,922
  Total Noninterest Expense    3,854,180    2,945,29   2,472,922
                                                   2

INCOME BEFORE INCOME TAXES     1,828,140    1,470,06   1,842,436
                                                   1

INCOME TAXES                     645,724     569,583     715,166

NET INCOME                     $1,182,41    $  900,4   $1,127,27
                                       6          78           0

EARNINGS PER SHARE AMOUNTS     $     2.3    $     1.   $     2.4
                                       0          77           2




 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME








        For the Years Ended     1999         1998        1997
               December 31,
NET INCOME                   $ 1,182,41    $ 900,47    $1,127,27
                                      6           8            0

OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF TAX:
 Unrealized Gains (Losses)
  on Investment Securities
  Available for Sale         (1,553,486      71,066       56,125
                                      )
 Less Reclassification
Adjustment
  for Gains on Sales of
  Investment Securities          23,578           0            0
 Deferred Income Tax
(Expense)
  Benefit Associated With
  Unrealized Gains (Losses)
on
  Investment Securities
Available
  for Sale                      581,365    (27,005)     (21,328)

   Other Comprehensive
Income
    (Loss), Net of Tax        (948,543)      44,061       34,797

COMPREHENSIVE INCOME         $   233,87    $ 944,53    $1,162,06
                                      3           9            7

























 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

        For the Years Ended December 31, 1999, 1998, 1997




                                        Accumulated
                                          Other
                   Capital in           Comprehensive Total
           Common  Excess of  Retained    Income    Shareholders'
           Stock    Par Value   Earnings     (Loss)       Equity

BALANCES,
 JANUARY 1,
 1997    $2,333,775$3,426,999$   591,812 $ (33,521)  $6,319,065

Other
 Comprehensive
 Income           0         0         0    34,797        34,797

Net Income         0         0  1,127,270         0    1,127,270

BALANCES,
 DECEMBER 31,
 1997     2,333,775 3,426,999 1,719,082     1,276     7,481,132

Other
 Comprehensive
 Income           0         0         0    44,061        44,061

Stock Dividend
 of 46,526
 Shares of
 Common Stock232,630  930,520(1,163,150)        0             0

 Net Income         0         0    900,478         0      900,47
8

BALANCES,
DECEMBER 31,
 1998     2,566,405 4,357,519 1,456,410    45,337     8,425,671

Other
 Comprehensive
 Loss             0         0         0  (948,543)     (948,543)

Net Income         0         0  1,182,416         0    1,182,416

BALANCES,
 DECEMBER 31,
 1999    $2,566,405$4,357,519$ 2,638,826 $(903,206)  $8,659,544






 The accompanying notes are an integral part of these financial statements.
                                                              -6-

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS





  For the Years Ended
     December 31,           1999          1998          1997

CASH FLOWS FROM
OPERATING
 ACTIVITIES
 Net Income              $  1,182,41   $   900,47    $  1,127,27
                                   6            8              0
 Adjustments to
Reconcile
  Net Income to Net
Cash
  Provided by Operating
  Activities:
   Provision For Loan        160,000      235,000        177,500
Losses
   Depreciation              326,718      277,338        238,292
   Amortization                    0        1,119          4,460
   Gain on Sale of
    Investment              (23,578)            0              0
Securities
   Loss on Sale of
Premises
    and Equipment                  0            0            143
   Deferred Income Tax
    (Benefit)                 14,083      (9,968)         72,681
   Increase (Decrease)
in
    Unearned Interest      (177,024)    (417,886)         92,637
   (Increase) in
Unearned
    Loan Fees               (19,802)     (15,715)        (9,225)
   Amortization of Net
    Premiums on
Investment
    Securities                13,278        7,995         12,874
   Federal Home Loan
Bank
    Stock Dividends         (22,500)     (18,600)       (15,900)
   (Increase) in
Accrued
    Interest Receivable    (105,440)    (179,297)       (21,017)
   (Increase) Decrease
in
    Prepaid Expenses
    and Other                 23,766        4,062      (120,298)
   (Increase) Decrease
in
    Prepaid Income            10,050     (10,050)              0
Taxes
   Increase (Decrease)
in
    Accrued Interest        (52,523)      108,468          4,279
Payable
   Increase (Decrease)
in
    Income Taxes             108,302      (9,499)      (138,558)
Payable
   Increase (Decrease)
in
    Other Liabilities         63,140    (245,451)        216,994
     Total Adjustments       318,470    (272,484)        514,862
      Net Cash Provided
by
       Operating           1,500,886      627,994      1,642,132
Activities



 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)







  For the Years Ended
     December 31,           1999          1998          1997

CASH FLOWS FROM
INVESTING
 ACTIVITIES
 Purchases of
Investment
  Securities Available
  for Sale               (11,782,649   (30,740,050    (2,827,894
                                   )             )             )
 Principal Repayments
on
  Mortgage-Backed
Securities
  Available for Sale       1,457,869       897,250       388,432
 Maturities of
Investment
  Securities Available
  for Sale                 6,250,000    14,000,000     2,350,000
 Increase in Loans       (10,381,565   (2,709,342)    (2,757,242
                                   )                           )
 Sales of Investment
  Securities Available
  for Sale                 1,487,641             0             0
 Net Purchases of
Premises
  and Equipment          (1,131,632)     (448,643)    (1,007,064
                                                               )
 Proceeds From Sale of
  Premises and                     0             0           862
Equipment
     Net Cash Used in
      Investing          (14,100,336   (19,000,785    (3,852,906
Activities                         )             )             )

CASH FLOWS FROM
FINANCING
 ACTIVITIES
 Increase in Deposits      3,621,721    27,212,684     6,700,546
 Repayment of Federal
Home
  Loan Bank Advances               0      (43,121)       (2,170)
     Net Cash Provided
by
      Financing            3,621,721    27,169,563     6,698,376
Activities

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS             (8,977,729)     8,796,772     4,487,602

CASH AND CASH
EQUIVALENTS,
 BEGINNING OF YEAR        17,478,837     8,682,065     4,194,463

CASH AND CASH
EQUIVALENTS,
  END OF YEAR            $  8,501,10   $ 17,478,83    $ 8,682,06
                                   8             7             5





 The accompanying notes are an integral part of these financial statements.
                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)







  For the Years Ended
     December 31,           1999          1998          1997

Supplementary
Disclosures
 of Cash Flow
Information:
  Cash Paid During the
   Year for:
    Interest             $  3,982,91   $  3,760,55    $ 3,029,65
                                   3             8             9
    Income Taxes         $    513,28   $    599,10    $   781,04
                                   9             0             3

Supplementary
Disclosures of
 Noncash Investing
 Activities:
  Change in Unrealized
Gain
   Gain (Loss) on
   Investment            $ (1,529,90   $     71,06    $    56,12
Securities                        8)             6             5
  Change in Deferred
Income
   Tax Associated With
   Unrealized Gain
(Loss)
   on Investment         $   (581,36   $     27,00    $    21,32
Securities                        5)             5             8
  Change in Net
Unrealized
   Gain (Loss) on
   Investment            $   (948,54   $     44,06    $    34,79
Securities                        3)             1             7
  Issuance of Common
   Stock Dividend:
    Par                            $   $    232,63             $
                                   0             0             0
    Capital in Excess
     of Par Value                  $   $    930,52             $
                                   0             0             0
    Reduction in
Retained
     Earnings Due to
     Issuance of
     Common Stock                  $   $  1,163,15             $
                                   0             0             0
    Acquisition of
     Foreclosed Real     $    210,29             $             $
Estate                             2             0             0













 The accompanying notes are an integral part of these financial statements.
                                                              -8-

                 FIRST CENTRAL BANCSHARES, INC.
                         AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                December 31, 1999, 1998, and 1997

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

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the southeastern United States, approximately $387,000 ($125,000 in
1998) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $15,000 ($13,000 in 1998) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $399,500 as of December 31, 1999 ($74,000 in
1998).

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

     Buildings and Land Improvements             15 to 40 years
     Leasehold Improvements                       7 to 31 years
     Furniture, Fixtures and Equipment            5 to  7 years

Organization Costs - Organization costs incurred in the share exchange with the Holding Company totalled $22,304 and were amortized over sixty months.

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 513,281 in 1999 (507,465 and 466,755 in 1998 and 1997).
Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and the conversion from the accrual basis of accounting for financial reporting purposes to the cash basis of accounting for tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.

NOTE 2 - INVESTMENT SECURITIES

The  Bank  applies SFAS No. 115 for its accounting for investment
securities.   The  amortized cost and  estimated  fair  value  of
investment  securities as of December 31, 1999 and  1998  are  as follows:
                  Investment Securities Available for Sale
                                    Gross  Gross     Estimated
                       Amortized UnrealizedUnrealized  Market
                         Cost       Gains    Losses      Value
As of December 31, 1999:
 Debt Securities:
  U.S. Treasury Securities
   and Obligations of
   U.S. Government
   Corporations and
    Agencies            $22,395,485 $      0 $(1,258,541)$21,136,
944
  Obligations of States
   and Political
   Subdivisions         2,163,640      397  (91,694)  2,072,343
  Mortgage-Backed
    Securities           4,702,195    3,148    (110,093)   4,595,
250
                       29,261,320    3,545 (1,460,328)27,804,537
 Equity Security:
  Stock in Federal Home
   Loan Bank of Cincinnati,
   at Cost                350,100        0        0     350,100
  Stock in Banker's Bank,
   at Cost                 74,575        0           0     74,575
                       $29,685,995  $  3,545 $(1,460,328)$28,229,
212
As of December 31, 1998:
 Debt Securities:
  U.S. Treasury Securities
   and Obligations of
   U.S. Government
   Corporations and
     Agencies           $20,161,589 $ 47,998 $   (44,149)$20,165,
438
  Obligations of
   States and Political
   Subdivisions         2,180,234   46,580   (4,352)  2,222,462
  Mortgage-Backed
    Securities           4,444,434   31,022      (3,975)   4,471,
481
                       26,786,257  125,600  (52,476) 26,859,381
 Equity Security:
  Stock in Federal Home
   Loan Bank of Cincinnati,
    at Cost               279,800        0          0     279,800
                       $27,066,057  $125,600 $   (52,476)$27,139,
181
The amortized cost and estimated market value of debt securities as of December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available for Sale
                                                     Estimated
                                          Amortized     Market
                                             Cost       Value
Due in One Year or Less                   $ 8,065,582$ 7,622,598
Due After One Year Through Five Years       9,734,008  9,344,715
Due After Five Years Through Ten Years     10,216,878  9,695,201
Due After Ten Years                         1,244,852  1,142,023
 Total Debt Securities                    $29,261,320$27,804,537

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

Gross gains of $23,578 were realized on the sale of certain investment securities classified as available for sale during the year ended December 31, 1999.

There  were  no  sales  of  investment securities  classified  as available  for sale during the years ended December 31,  1998  or
1997.   Accordingly, no gross gains or gross losses were realized
for the years ended December 31, 1998 or 1997.

Investments with carrying values of approximately $5,144,000 and $3,987,000 were pledged to secure deposits of public funds as of December 31, 1999 and 1998, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial and consumer lending services to businesses and individuals primarily in the Loudon
County area.  A summary of loans is as follows:

                                            1999        1998
Loans secured by real estate:
 Non farm-non-residential               $13,232,573 $ 7,539,262
 Construction and land development        9,814,058   8,280,106
 Residential and other properties        22,519,366  23,552,907
  Total loans secured by real estate     45,565,997  39,372,275
Commercial and industrial loans          12,631,423   5,489,849
Consumer loans                           13,511,471  16,761,563
Other loans                                 878,177     928,133
                                         72,587,068  62,551,820

Less:  Allowance for Loan Losses           (618,034)   (594,059)
       Unearned Interest                   (800,425)   (977,449)
       Unearned Loan Fees                   (16,909)    (36,711)
                                        $71,151,700 $60,943,601

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters
of  credit.   These  financial instruments are  recorded  in  the
financial  statements  when  they  become  payable.   Outstanding
letters of credit were approximately $2,296,000 and $3,146,000 as of December 31, 1999 and 1998, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $13,701,000 and $14,359,000 as of December 31, 1999 and 1998,
respectively.   Of the total outstanding letters  of  credit  and
unadvanced lines and commitments as of December 31, 1999 and 1998, approximately $7,898,000 and $8,008,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.

Loans to executive officers, directors and their affiliates are as follows:


        December 31,
                                             December 31,
                                            1999        1998
Loans at beginning of year              $ 1,805,956  $1,152,906
 Disbursements                              928,646   1,184,718
 Repayments                              (1,521,614)   (531,668)
Loans at end of year                    $ 1,212,989  $1,805,956

The transactions in the allowance for loan losses are as follows:

                                 1999        1998         1997
Balance,
 Beginning of Year            $ 594,059   $ 586,860   $ 562,536
Provision -
 Charged to Expense             160,000     235,000     177,500
Recoveries of Loans
 Previously Charged Off          59,653      56,762      55,329
Loans Charged Off              (195,678)   (284,563)   (208,505)
Balance,
 End of Year                  $ 618,034   $ 594,059   $ 586,860

Loans past due ninety days or more and still accruing interest totalled approximately $89,000 as of December 31, 1999 ($141,000 in 1998). There were loans totalling approximately $34,000 on which the accrual of interest had been discontinued as of December 31, 1999 ($230,000 in 1998).

As of December 31, 1999 and 1998, the Bank had loans amounting to approximately $658,000 and $810,000, respectively, that were specifically classified as impaired. The average individual loan balance of these impaired loans amounted to approximately $22,000 and $19,000, respectively, for the years ended December 31, 1999 and 1998. As of December 31, 1999 and 1998 the allowance for loan losses for impaired loans amounted to approximately $73,000 and $162,000. Also, interest income of $138,000 and $147,000 relating to these impaired loans was recognized for the years ended December 31, 1999 and 1998.

NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                             1999        1998
Land                                      $1,689,970  $1,134,298
Buildings                                  3,059,913   2,856,415
Furniture, Fixtures and Equipment          1,856,409   1,483,947
                                           6,606,292   5,474,660
Less Accumulated Depreciation              1,496,991   1,170,273
                                          $5,109,301  $4,304,387


NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                              1999        1998
Investment securities                       $424,806    $369,161
Loans                                        354,524     304,729
                                            $779,330    $673,890
NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                            1999        1998
Demand Deposits:
 Noninterest-bearing accounts           $ 16,592,114$ 14,550,674
 NOW and MMDA accounts                    27,648,830  27,169,833
 Savings accounts                          5,075,289   3,856,225
  Total Demand Deposits                   49,316,233  45,576,732

Term Deposits:
 Less than $100,000                       42,271,834  41,300,879
 $100,000 or more                         13,820,831  14,909,566
  Total Term Deposits                     56,092,665  56,210,445
                                        $105,408,898$101,787,177

As of December 31, 1999, the scheduled maturities of term deposits above are as follows:

     2000                                $36,832,899
     2001                                 14,634,583
     2002`                                 1,247,695
     2003                                  2,983,757
     2004                                    393,731
                                         $56,092,665


NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

During 1994, the Bank obtained an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance was repayable monthly with interest at the rate of 8.20% and had a maturity of fifteen years but was paid off in 1998. Interest expense associated with the advance from the FHLB totalled $ 0 for the year ended December 31, 1999 ($3,612 in 1998 and $3,634 in 1997).
Pursuant to collateral agreements with the FHLB, the advance was secured by the Bank's FHLB stock and certain first mortgage loans.


NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

        1999                     1998        1997
Deposits:
 NOW and MMDA Accounts        $  862,001  $1,035,393  $  928,161
 Savings Accounts                108,868      81,078      72,545
 Term Deposits                 2,959,521   2,748,943   2,028,246
  Total Interest
   Expense on Deposits         3,930,390   3,865,414   3,028,952

Borrowings:
 Federal Funds Purchased               0           0       1,352
 FHLB Advances                         0       3,612       3,634
   Total Interest Expense on Borrowings         0     3,612     4
,986
   Total Interest Expense     $3,930,390  $3,869,026  $3,033,938

NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

            1999             1998             1997
                Percent         Percent          Percent
                  of              of               of
                Pretax          Pretax           Pretax
      Amount    Income  Amount  Income  Amount   Income
Federal income
  tax at
 statutory rate$621,567  34.0 %$499,821 34.0 % $626,428   34.0%
Tax exempt income(22,442)(1.2) (15,283) (1.0)      (290)   0.0
State income, net68,470   3.7   54,216   3.7     72,043    3.9
Other, net     (21,871)  (1.2)   30,829  2.0     16,985    0.9

     $645,724    35.3 %$569,583 38.7 % $715,166   38.8 %
Income taxes
 consist of:
  Current     $631,641         $579,551        $642,485
  Deferred (Benefit)  14,083     (9,968)         72,681
     $645,724`         $569,583        $715,166

The  net  deferred tax asset in the December 31,  1999  and  1998 consolidated balance sheets includes the following components:

       1999                                   1998
Deferred Tax Assets:
 Provision for Loan Losses                  $169,244    $178,825
 Deferred Loan Fees                            6,419      13,936
 Unrealized Holding Loss on Investment Securities 553,578       0
  Total Deferred Tax Assets                  729,241     192,761
Deferred Tax Liabilities:
 Depreciation                                 72,615      74,429
 FHLB Stock Dividends                         36,556      28,015
 Change in Accounting Method                   1,574       3,149
 Unrealized Holding Gain on Investment Securities  0      27,787
 Prepaid Items                                20,021      24,931
 Other                                         5,012       8,269
  Total Deferred Tax Liabilities             135,778     166,580
   Net Deferred Tax Assets                  $593,463    $ 26,181
NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary
(401k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                401k
                              Matching Profit Sharing    Total
    1999                       $7,452      $70,484      $77,936
    1998                        7,201       66,644       73,845
    1997                        6,522       68,105       74,627

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                  To be Well
                                     To Comply With Capitalized U
nder
                                     Minimum CapitalPrompt Correc
tive
                        Actual        Requirements  Action Provis
ions
                    Amount   Ratio Amount Ratio    Amount Ratio
As of December 31, 1999:
Total Capital
 (to Risk-
  Weighted Assets)  $10,166   12.4%$6,582  >8.0%   $8,228 >10.0%
Tier I Capital
 (to Risk-
  Weighted Assets)  $ 9,548   11.6%$3,291  >4.0%   $4,937  >6.0%
Tier I Capital
 (to Average
  Assets)           $ 9,548    8.5%$5,628  >5.0%   $5,628  >5.0%
As of December 31, 1998:
Total Capital
 (to Risk-
  Weighted Assets)  $ 8,959   12.0%$5,991  >8.0%   $7,489 >10.0%
Tier I Capital
 (to Risk-
  Weighted Assets)  $ 8,365   11.2%$2,996  >4.0%   $4,494  >6.0%
Tier I Capital
 (to Average
  Assets)           $ 8,365    7.6%$5,504  >5.0%   $5,504  >5.0%


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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 1999, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Off-Balance-Sheet  Loan  Commitments - The  fair  value  of  loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Company as of December 31, 1999.
The recorded book value and estimated fair value of the Company's financial instruments as of December 31 are as follows:

                                                             1999
             1998
                               Recorded    Estimated  Recorded  Estimated
                                 Book        Fair       Book    Fair
                                  Value      Value      Value      Value

FINANCIAL ASSETS:
 Cash and Cash
   Equivalents     $  8,501,108$  8,501,108$ 17,478,837$ 17,478,8
37
  Investment Securities$ 28,229,212$ 28,229,212$ 27,139,181$ 27,1
39,181
  Net Loans        $ 71,151,700$ 70,897,350$ 60,943,601$ 60,747,2
03

FINANCIAL LIABILITIES:
  Deposits         $105,408,898$105,324,926$101,787,177$102,117,6
40
 Advances From Federal
    Home   Loan  Bank   $           0$           0$            0$
 0


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 1999, the Bank's receivables included two industry concentrations, one to four family residential properties ($18,535,045) and commercial properties ($5,161,190).These concentrations are generally mitigated by being spread over several hundred unrelated borrowers and by more than adequate collateral loan to value ratios.


NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc.
(parent company only) is as follows:
                     CONDENSED BALANCE SHEET
                        December 31, 1999

Assets:
 Demand Balance With Subsidiary                      $   15,146
 Accounts Receivable - Subsidiary                           (11)
 Investment in Subsidiary                             9,547,615
  Total Assets                                       $9,562,750

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 513,281
  Shares Issued and Outstanding                     $ 2,566,405
 Capital in Excess of Par Value                       4,357,519
 Retained Earnings                                    2,638,826
  Total Shareholders' Equity                        $ 9,562,750

                  CONDENSED STATEMENT OF INCOME
                  Year Ended December 31, 1999
Undistributed Earnings of Subsidiary                $ 1,182,416
  Net Income                                        $ 1,182,416
                CONDENSED STATEMENT OF CASH FLOWS
                  Year Ended December 31, 1999

Operating Activities:
 Net Income                                         $ 1,182,416
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Undistributed Earnings of Subsidiary              (1,182,416)
   Decrease in Accounts Receivable - Subsidiary             425
    Total Adjustments                                (1,181,991)
     Net Cash Provided by Operating Activities and
      Net Increase in Demand Balance With Subsidiary        425

Demand Balance With Subsidiary, Beginning of Year        14,721
Demand Balance With Subsidiary, End of Year         $    15,146


NOTE 15 - STOCK DIVIDENDS

During 1998, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of January 1, 1998. An additional 46,526 shares of common stock were issued at $25 per share, and retained earnings were reduced by $1,163,150 in 1998 as a result of the stock dividend. The holding company did not declare a stock dividend in 1999 or 1997.

NOTE 16 - PENDING BRANCH SALE

The Bank has entered into an agreement, effective October 31, 1999, to sell one of its branches to another bank holding company. The sale of the premises and equipment will include the transfer of the cash, loans and related accrued or unearned interest, deposits and related accrued interest, and certain other assets and liabilities related to the branch.

The total consideration of $1,500,000 is for the opportunity to acquire the branch and for the branch itself and is payable in two components. The buyer paid $300,000 (received in 1999) upon the execution of the agreement. The $300,000 amount is nonrefundable, and as such, has been recorded in the 1999 consolidated statement of income as Income From Non-Refundable Deposit on Sale of Branch. The remaining $1,200,000 is due at closing of the transaction in 2000.

The sale is subject to approval of the appropriate federal and/or state regulatory authorities and certain obligations of both parties, and may be terminated at any time on or before closing by the mutual consent in writing by both parties, none of which affect the nonrefundable nature of the $300,000.

                    FINANCIAL DATA SCHEDULES

                           SCHEDULE I
          AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                         (IN THOUSANDS)

                                1999                         1998

                  Average         AverageAverage       Average
                  Balance Interest Yield  BalanceInterest Yield
ASSETS
Federal Funds Sold$  6,281  $  306 4.87%$13,057  $  685  5.25%
Investment Securities:
Available for Sale:
 Taxable           26,089    1,710 6.55% 18,594   1,199  6.45%
 Tax - Exempt       2,234       82 3.67%  1,347      56  4.16%
Gross Loans,
 Including Fees    68,619    6,212 9.05% 59,509   5,716  9.61%
Total Interest
 Earning Assets   103,223   $8,310 8.05% 92,507  $7,656  8.28%

Cash and Due From Banks3,793              3,094
All Other Assets    6,587                 4,779
Less:
 Reserve for Loan Losses(622)              (578)
 Unearned Fees and
  Interest         (1,510)               (1,245)
Total Assets     $111,471               $98,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Deposits:
 Time Deposits   $ 55,292   $2,960 5.35%$48,449  $2,752  5.68%
 Other Deposits    31,620      970 3.07% 29,393   1,116  3.80%
FHLB Advances`          0        0 0.00%     11       1  9.09%
Federal Funds Purchased      0      00.00%      0      0 0.00%
Total Interest
 Bearing Liabilities86,912  $3,930 4.52% 77,853  $3,869  4.97%
Non-Interest Bearing
 Deposits          15,734                12,317
Total Cost of Funds                3.83%                 4.29%
All Other Liabilities 361                   488
Shareholders' Equity8,856                 7,905
Unrealized Gain (Loss)
 on Securities Available
 for Sale            (392)                   (6)
Total Liabilities and
 Shareholders' Equity$111,471           $98,557

Net Interest Yield                 3.53%                 3.31%

Net Interest Margin                4.24%                 4.09%

                          SCHEDULE II
                      RATE/VOLUME ANALYSIS
                         (IN THOUSANDS)






                            1999/1998                   1998/1997

                 Increase (Decrease) dueIncrease (Decrease) due
                       to  change  in              to  change  in

                   AverageAverage       AverageAverage
                   Balance Rate   Total Balance Rate   Total
INTEREST REVENUE

Federal Funds Sold $ (330)  $(49)$ (379)$  564  $  (2)$  562
Securities Available
 for Sale Taxable     491     20    511    489    (29)   460
Securities Available
 for Sale, Tax Exempt  33     (7)    26     55     (0)    55
Loans, Including Fees   824 (329)   495   (145)   (41)  (186)
Total Interest Revenue1,018 (365)   653    963    (72)   891

INTEREST EXPENSE

Interest Bearing
 Deposits             410   (348)    62    829     10    839
Other Short-Term
 Borrowings             0     (1)    (1)    (3)     0     (3)
Federal Funds Purchased     0    0     0      0    (1)     (1)
Total Interest Expense$  410 (349)   61 $  826     (9)   835

Net Change in Net
 Interest Revenue   $ 608   $(16) $ 592 $  137   $(81)$   56


                          SCHEDULE III
                   INTEREST RATE SENSITIVITY
                         (IN THOUSANDS)

                            December 31, 1999
                       0-3    4 MO     1 YR
                     MONTHS TO 1 YR   TO 5 YR  > 5 YR   TOTAL
ASSETS
Federal Funds Sold $  2,280 $      0 $      0 $     0  $  2,280
Investments           8,047        0   9,345  10,837  28,229
Loans                25,160   12,179   35,051     197   72,587

Total Earning Assets$ 35,487 $ 12,179 $ 44,396 $11,034 $103,096

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing
 Deposits          $ 48,619 $ 24,368 $ 15,830 $      0 $ 88,817
Non-Interest
 Bearing Deposits    16,592        0        0       0   16,592

Total Interest and
 Non-Interest
 Bearing Deposits  $ 65,211 $ 24,368 $ 15,830 $     0 $105,409

Interest Rate
 Sensitivity Gap   $(29,724)$(12,189)$ 28,566 $11,034 $ (2,313)

Cumulative Interest
 Rate Sensitivity Gap$(29,724)$(41,913)$(13,347)$(2,313)

Net Repricing Gap as a
 Percentage of Total
 Earning Assets     (28.83)% (11.82)%  27.71%   10.70% (2.24)%

Cumulative Gap as a
 Percentage of Total
 Earning Assets     (28.83)% (40.65)% (12.94)% (2.24)%

                          SCHEDULE IV
                         LOAN REPRICING
                         (IN THOUSANDS)

                            December 31, 1999
                       0-3    4 MO     1 YR
                     MONTHS TO 1 YR   TO 5 YR  > 5 YR   TOTAL
LOAN CATEGORY
 Real Estate -
  Commercial         $ 4,361   $2,005  $6,862   $   0 $13,228
 Real Estate -
  Construction and
  Land Development     4,416    5,398       0       0   9,814
 Real Estate -
  Residential          7,839    1,144  13,536       0  22,519
 Commercial and
  Industrial           3,578    1,274   7,717      67  12,636
 Installment Loans -
  Consumer and Other   4,966    2,358   6,936     130  14,390

Total                $25,160  $12,179 $35,051   $ 197 $72,587

                           SCHEDULE V
                      NONPERFORMING ASSETS
                         (IN THOUSANDS)



                                            December 31,
                                           1999        1998
Non-Accrual Loans                           $ 34        $230
Loans Past Due > 90 Days                      89         141
Restructured Loans                             0           0

Total Non-Performing Assets                 $123        $371



                          SCHEDULE VI
                 ANALYSIS OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                            December 31,
                                           1999        1998
Balance at Beginning of Period              $594        $587

Charge-Offs:
Commercial, Financial & Agricultural           0          26
Real Estate - Construction                     0           0
Real Estate - Mortgages                        0           0
Installment - Consumer                       196         259
Other                                          0           0

Total Charge-Offs                            196         285

Recoveries:
Commercial, Financial and Agricultural         0           8
Real Estate - Construction                     0           0
Real Estate - Mortgages                        0           0
Installment - Consumer                        60          49
Other                                          0           0

Total Recoveries                              60          57

Net Charge-Offs                              136         228

Provision for Loan Losses                    160         235

Balance at the End of the Period            $618        $594

Ratio of Net Charge-Offs to
 Average Loans Outstanding                 0.20%      $0.38%

                          SCHEDULE VII
                ALLOCATION OF LOAN LOSS RESERVE
                         (IN THOUSANDS)



                                    December 31,
                              1999% of Total  1998% of Total
Commercial, Financial and
 Agricultural                 $127    21%     $ 56     9%
Real Estate - Construction     108    17%      123    21%
Real Estate - Mortgages        113    18%      111    19%
Installment - Consumer         162    27%      158    27%
Other                          108    17%      146    24%
Unallocated                      0     0%        0     0%
                              $618   100%     $594   100%
                          SCHEDULE VIII
                   RETURN ON ASSETS AND EQUITY
                         (IN THOUSANDS)





                                             1999      1998
Return on Average Assets                     1.06%     0.91%

Return on Average Equity                    13.35%    11.39%
Dividend Payout Ratio                        0.00%     0.00%

Average Equity to Average Assets             7.94%     8.02%



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

PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act

(a)  Directors and Executive Officers

The information appearing under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement relating to the 2000 Annual Meeting of the Stockholders is incorporated herein by reference. The Proxy Statement is included with this report as Exhibit 99.

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





FIRST CENTRAL BANCSHARES, INC.

Date:  3/30/00        By:  /s/ Ed F. Bell
                      Ed F. Bell Chairman, President and Chief
                       Executive Officer


Date:  3/30/00        By:  /s/ Willard D. Price
                       Willard D. Price, Executive Vice President
and
                      Chief Operating Officer


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



_________________________________
____________________________________
Ed  F.  Bell,  Chairman, President   Willard D. Price,  Executive
Vice
 and Chief Executive Officer       President and Chief Operating
 Director                          Officer, Director
Date:                                                     3/30/00
Date:           3/30/00



___________________________________
____________________________________
Jack Hammontree, Director         Barry H. Gordon, Director
Date:                             Date:



___________________________________
____________________________________
Robert D. Grimes, Director        Gary Kimsey, Director
Date:                             Date:



___________________________________
____________________________________
G. Bruce Martin, Director         Peter G. Stimpson, Director
Date:                             Date:



___________________________________
____________________________________
Benny L. Shubert, Director        Ted L. Wampler, Jr., Director
Date:                             Date:



___________________________________
____________________________________
Guilford F. Tyler, Jr., Director  James W. Wilburn, III, Director
Date:                             Date:
EXHIBIT 27
SELECTED FINANCIAL DATA
(IN THOUSANDS)
December 31, 1999

Cash                                                     $ 6,221
Federal Funds Sold                                         2,280
Investments Available for Sale                            28,229
Loans, Net of Unearned Fees and Interest                  71,770
Allowance for Losses                                        (618)
Other Assets                                               6,850
Total Assets                                             114,732
Deposits                                                 105,409
Short-Term Borrowings                                          0
Other Liabilities                                            664
Common Stock                                               2,566
Other Stockholders' Equity                                 6,093
Total Liabilities & Stockholders' Equity                 114,732
Interest on Loans                                          6,212
Interest on Investments                                    1,792
Other Interest Income                                        306
Total Interest Income                                      8,310
Interest on Deposits                                       3,930
Total Interest Expense                                     3,930
Net Interest Income                                        4,380
Provision for Loan Losses                                    160
Securities Gain/Loss                                          23
Noninterest Income                                         1,439
Noninterest Expense                                        3,854
Income Before Tax                                          1,828
Income Taxes                                                 646
Net Income                                                 1,182
Earnings Per Share                                          2.30
Net Interest Yield - EA                                     3.53%
Loans - Non Accrual                                           34
Loans Past Due > 90 Days                                      89
Troubled Debt Restructuring                                    0
Potential Problem Loans                                        0
Allowance - Beginning                                        594
Total Charge-Offs                                            196
Total Recoveries                                              60
Provision for Loan Losses                                    160
Allowance - End of Period                                    618
Loan Loss - Domestic                                         618
Loan Loss - Foreign                                            0
Loan Loss - Unallocated                                        0
Selected Performance Ratios:
 Return on Average Assets                                   1.05%
 Return on Average Equity                                  13.35%
 Net Interest Margin                                        4.24%
 Average Net Loans as a Percent of Average Deposits
Capital Ratios:
 Leverage                                                   8.50%
 Tier 1 Risk-Based                                         11.60%
 Total Risk-Based                                          12.40%
(b)  EXHIBIT 99 - PROXY STATEMENT
                              Proxy

                 First Central Bancshares, Inc.
                      725 Highway 321 North
                  Lenoir City, Tennessee 37771

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS OF
FIRST CENTRAL BANCSHARES, INC.  ("The Corporation")

The undersigned does hereby appoint Ed F. Bell and Willard D. Price and each of them, with full power to each of substitution and revocation as proxies to vote all shares of common stock of the Corporation registered in the name(s) of the undersigned and held by them of record as of March 10, 2000, at the Annual Meeting of Shareholders to be held at the main office of First
Central Bank, 725 Highway 321 North, Lenoir City, Tennessee 37771, on April 20, 2000 at 7:00 p.m., local time, and at any and all adjournments, upon the following matters:

1.   Election of Directors

  ______ For all nominees listed below (except as indicated to the contrary below)

  ______ Withhold authority to vote for all listed below:

               G. Bruce Martin          Guilford F. Tyler, Jr.
               Willard Price

          Instruction: To withhold authority to vote for any
          individual nominee,  write  nominee's name in the space
          provided below.
_________________________________________________________________
_______

2.   _____For    _____Against    _____Abstain

     The proposal to approve the appointment of Pugh and Company, P.C., C.P.A.'s as auditors for the Corporation for 2000.


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

                 First Central Bancshares, Inc.
                          P. O. Box 230
                  Lenoir City, Tennessee 37771

                  _____________________________


Dear First Central Shareholder:

You are cordially invited to attend the Annual Meeting of Shareholders of First Central Bancshares, Inc. Loudon County, Tennessee, to be held Thursday, April 20, 2000 at 7:00 p.m. The meeting will be held at the Main Office of First Central Bank, located at 725 Highway 321 North, Lenoir City, Tennessee, followed by a reception.

At the meeting you will be asked to consider and vote on two issues: (I) the election of three (3) directors to serve until the 2003 Annual Meeting , and [II] the ratification of Pugh and Company, P.C. as auditors of the Company for 2000. The individuals nominated for election to the Board of Directors are:
G. Bruce Martin, Willard D. Price, and Guilford F. Tyler, Jr. to serve until the 2003 Annual Meeting.

Please review the additional materials enclosed which highlight details of our April 20, 2000 meeting. It is important that you complete your YELLOW PROXY FORM and return it to us by April 5th, whether you plan to attend the meeting or not. Also, be sure to let us know if you are planning to attend the meeting and the number of guests accompanying you. A self-addressed envelope has been provided for the return of your proxy.

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

Kindest regards,




Ed F. Bell
Chairman,  President and CEO

EFB.mst
Enclosures/Notice
                 FIRST CENTRAL BANCSHARES, INC.
                      725 Highway 321 North
                  Lenoir City,  Tennessee 37771

            NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

               To Be Held Thursday, April 20, 2000

      Notice  is  hereby  given that the 2000 Annual  Meeting  of
Shareholders of First Central Bancshares, Inc. (the "Annual Meeting") will be held on Thursday, April 20, 2000 at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee for the following purposes:

(1) To elect three (3) directors who will serve three-year terms or until their successors have been duly elected and qualified;

(2) To ratify the appointment of Pugh and Company, P.C., CPA's as independent accountants and auditors for First Central
     Bancshares,  Inc.; and

(3) To consider and act upon any other matters that may properly come before the Annual Meeting or any adjournment or adjournments thereof.

      Only holders of First Central Bancshares, Inc.'s common shares of record at the close of business on March 10, 2000 will be entitled to notice of, and to vote at, the Annual Meeting.

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

                                   BY ORDER OF THE BOARD OF
               DIRECTORS

                                   Ed F. Bell,  President and
                                   Chief
                                    Executive Officer

March 15, 2000


                        IMPORTANT NOTICE
REGARDLESS  OF  WHETHER YOU PLAN TO ATTEND  THE  ANNUAL  MEETING,
PLEASE  REVIEW  THE ENCLOSED MATERIAL, AND PROMPTLY  MARK,  DATE,
SIGN  AND RETURN THE ENCLOSED FORM OF PROXY IN THE ENCLOSED SELF-
ADDRESSED ENVELOPE BY APRIL 5, 2000.



                 FIRST CENTRAL BANCSHARES, INC.
                         PROXY STATEMENT
         ANNUAL MEETING OF SHAREHOLDERS, APRIL 20, 2000

THIS PROXY STATEMENT, together with the enclosed proxy, which is first being mailed to shareholders on or about March 15, 2000, is furnished in connection with the solicitation of proxies by the Board of Directors of First Central Bancshares, Inc., a Tennessee corporation (the "Corporation"), for use at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Thursday, April 20, 2000, at 7:00 p.m. local time, in the main office of First Central Bank at 725 Highway 321 North, Lenoir City, Tennessee 37771.

                             Voting

Shareholders of the Corporation of record at the close of business on March 10, 2000, the record date designated by the Board of Directors, will be entitled to notice of and to vote at the Annual Meeting. On that date, the Corporation had outstanding 564,361 shares of $5.00 par value per share common stock (the "Common Shares").

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

         Information Regarding Certain Beneficial Owners

The following table sets forth certain information concerning the beneficial ownership (as defined by certain rules of the Securities and Exchange Commission) of the Common Shares by (a)
directors and persons nominated to become directors of the Corporation, and (b) directors and officers of the Corporation as a group. There are no persons known to the Corporation to be the beneficial owners of more than five percent of the outstanding Common Shares of the Corporation. The information shown in the Proxy Statement, unless otherwise indicated, is based on information provided to the Corporation as of March 1, 2000.

                         Amount and Nature of          Percent of
Name of Beneficial Owner Beneficial Ownership (1)   Class(2)
(a)  Ed F. Bell                12,708 (5)
2.25%
     Barry H. Gordon           16,913 (3) (4)
3.00%
     Robert D. Grimes          11,781 (3) (5)
2.09%
     Gary Kimsey               19,121                   3.39%
     G. Bruce Martin            4,188 (4)
 .74%
     Willard D. Price          12,023 (3)
     2.13%
     Benny L. Shubert           7,320 (3)
     1.30%
     Peter G. Stimpson         16,836 (3)
     2.98%
     Guilford F. (Tim)
      Tyler, Jr.               11,350 (3) (4) (5) (6)
     2.01%
     Ted L. Wampler,  Jr.       5,993                   1.06%
     James W. Wilburn, III      9,660 (3) (4)
     1.71%

(b)  Directors and officers
      as a group (19
      persons)           132,909                  23.55%


(1) Includes Common Shares as to which each shareholder, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power. Unless otherwise indicated, each listed shareholder possesses sole voting and investment power with respect to all of the Common Shares issued and outstanding.
(2)  Based upon 564,361 Common Shares issued and outstanding.
(3)  Includes shares held by and/or joint with spouse.
(4) Includes shares held by the named individuals' children and/or dependents.
(5) Includes shares held by Mr. Bell's, Mr. Tyler's and Mr. Grime's individual retirement accounts.
(6) Includes shares held by and/or joint with Mr. Tyler's sister.

             Election of the Directors (Proposal 1)

The Board of Directors of the Corporation is divided into three classes with the three-year term of office of each class expiring in succeeding years. At the Annual Meeting, the following three persons, all of whom are members of the present Board of Directors are nominees for election. Each director elected at the Annual Meeting will hold office until the annual meeting of shareholders held in 2003 or until their successors are elected and qualified.

Three-Year Term Expiring 2003

                         G. Bruce Martin
                        Willard D. Price
                     Guilford F. Tyler, Jr.

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

The  following table contains certain information concerning  the directors  of  the  Corporation, including  the  nominees,  which
information  has  been  furnished  to  the  Corporation  by   the
individuals named:

                                                  Year First
Name and Positions                                Became a
with the Corporation     Age  Principal Occupation
Director

Ed F. Bell               64   Banker                        1991
President and Chief
 Executive Officer

Barry Gordon        53   Veterinarian,  Lenoir City
                         Animal Clinic                 1991

Robert D. Grimes         62   Robert D. Grimes Construction Co.  1991

Jack Hammontree          58   Vice President, Baker Realty       1997
(term expires April 20,
 2000, and will
 not seek reelection)

Gary Kimsey              57   President,  Gemtron Corp.          1991

G. Bruce Martin          48   Agent,  State Farm Insurance
                          Company                      1991

Willard D. Price         53   Banker                        1991
Executive Vice President
 and Chief Operating
 Officer

Benny Shubert       66   Owner,  Shubert Motors             1991

Dr. Peter Stimpson  51   Physician                     1991

Guilford F. (Tim)
 Tyler, Jr.              52   Banker                        1991
Senior Vice President

Ted Wampler, Jr.         41   President,
                          Wampler's Farm Sausage             1991

James Wilburn,  III 50   President,
                          Wilburn Hardware                  1991

Description of Board and Committees

The Board holds monthly meetings and special meetings as called. Each director receives $750 for each meeting of the Board of
Directors attended and receives no compensation for committee meetings attended. During the fiscal year ended December 31, 1999, the Board of Directors held 14 meetings. All incumbent directors attended more than 75 percent of the aggregate number of meetings of the Board and committees of the Board on which they served. The Board of Directors has three (3) standing committees consisting of the Executive, Audit, and Investment Committees. The Board of Directors does not have a nominating or compensation committee.

The Executive Committee is composed of Messrs. Bell, Gordon, Price, Kimsey, Tyler, and Wilburn. The Executive Committee reviews corporate activities, loan requests, makes recommendations to the Board on policy matters and makes executive decisions on matters that do not require a meeting of the  full  Board  of Directors.  The Executive Committee  met  29 times in 1999.

The Audit Committee, composed of Messrs. Martin, Shubert, Wampler, and Wilburn, reviews annual and interim reports of independent auditors and provides the recommendation of independent auditors. The Audit Committee met 4 times during 1999.

The  Investment  Committee is composed of Messrs. Price,  Grimes,
Kimsey and Stimpson. The Investment Committee reviews and directs the investment portfolio of the Bank. The Investment Committee held 0 meetings in 1999.

        COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

                   Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Corporation and its subsidiaries to the President of the Corporation for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997. No other officer compensation exceeded $100,000 during such years.


Name and Principal Position    Year     Salary    Bonus
Other Annual
Ed F. Bell, President & CEO    1999     $92,000
$ 1,916                  $36,604
                         1998  $80,000  $13,855
$34,713
                         1997  $73,000  $17,504
$29,183

         Certain Relationships and Related Transactions

Some directors and officers of First Central Bank, the principal banking subsidiary of the Corporation ("the Bank") at present, as in the past, are customers of the Bank and have had and expect to have loan transactions with the Bank in the ordinary course of business. In addition, some of the directors and officers of the Bank are at present, as in the past, affiliated with businesses which are customers of the Bank and which have had and expect to have loan transactions with the Bank in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the Board of Directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.

The following directors were indebted to the Bank as of December 31, 1999 as follows: Gordon: $101,000; Shubert $426,550*,
Stimpson, $288,961; Grimes $71,802. No other director or executive officer (or their affiliate) was indebted $60,000 or more to the bank.

*Direct Liability: $418,395 ;  Indirect Liability: $8,155


     Approval of Independent Public Accountants (Proposal 2)

The Board of Directors of the Corporation has selected Pugh and Company, P.C. as its independent public accountants for 2000. Pugh and Company, P.C. was also employed by the Corporation in that capacity in 1999. A representative from Pugh and Company, P.C. CPAs is expected to be present at the Annual Meeting and will have an opportunity to make a statement if he desires to do so. The representative is also expected to be available to respond to appropriate questions.

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

Shareholder's proposals intended to be presented at the 2001 Annual Meeting of Shareholders must be received by the Corporation at the executive offices on or before December 31, 2000 to be included in the proxy statement and form of proxy relating to that meeting.

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

Availability of Annual Report on Form 10-K

A copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedules thereto, which is filed with the Securities and Exchange Commission is available without charge to each shareholder of record upon written request to First Central Bancshares, Inc., Attention: Willard Price, Chief Operating Officer, 725 Highway 321 North, Lenoir City, Tennessee 37771. Each such written request must set forth a good faith representation that as of the record date of March 10, 2000, the person making the request was a beneficial owner of Common Shares entitled to vote at the Annual Meeting. Exhibits to the Form 10-K will also be supplied upon written request to the Chief Operating Officer and payment to the Corporation of its costs of furnishing the requested exhibits. The copy of the Form 10-K furnished without charge to the requesting shareholder will be accompanied by a list briefly describing all of the exhibits and indicating the cost of furnishing the exhibits.

                              BY THE ORDER OF THE BOARD OF DIRECTORS



                              Ed F. Bell,  President and CEO

March 15, 2000
March 15,  2000

                  A Message to Our Shareholders



1999 At A Glance.

     First  Central  Bancshares,  Inc.,   and  its  single   bank
subsidiary,  enjoyed another  strong year of growth in 1999.   It
was a year that saw our company retain its distinguished rank again among Tennessee's strongest financial institutions.

     First Central's continued progress reflects a network of successful elements whose main adhesive ingredient is a steadfast base of investors and satisfied customers. This formula represents a proud accomplishment for all of us, for without satisfied patrons, our achievements would not exist.

     In 1999, First Central's achievements included our first full year of service to Blount County at our full-service facility in Alcoa. We acquired property and completed plans to relocate to a new modern office in Hunters Crossing, which will be large enough to accommodate our continued growth there. This facility is under construction and is scheduled to open in mid-summer of 2000.

     Our Internet branch at www.firstcentralbank.com, which was one of the first on-line banking services offered in our area, continued to grow and evolve with new technology. In addition, First Central expanded customer service through the offering of a network of ATM access through industrial plant sites, convenience markets, retail product centers, and colleges throughout our five county service area.

     In the face of a continued strong local economy, First Central experienced a good increase in demand for loans, particularly in real estate loans. First Central stands ready to continue meeting the credit needs of customers in the year 2000. Also, First Central will be expanding its products and services by offering annuities and mutual funds in all offices throughout our system.

     We are pleased to report that our preparedness paid dividends as Y2K came and went with no glitches or problems in our operations. We are thankful for the confidence shown by you, our shareholders, and our customers as the year of 1999 came to a close.

     Indeed, 1999 was an excellent year at First Central Bank and we can say, with full confidence, that the new century brings great opportunities for continued growth and unlimited success. We wish to thank our shareholders, customers, and staff, for your commitment and support these past years and we ask for your continued support in this new century as we enthusiastically embark upon the year 2000.

With great appreciation,



Ed F. Bell
Chairman,  President and CEO


MARKET ANALYSIS

      The Main Office of First Central Bank is located in Loudon County. This county has a population of more than 38,000. Loudon County's geographic proximity to Interstates 40 and 75, and the rapidly expanding West Knox County area, is important to its economic growth. It is blessed with an improving economy, due in part to the attraction of manufacturing businesses and a flourishing construction industry. Conditions in these areas create ideal job demand in new home construction and residential development, small-to-mid size retail developments, and abundant employment opportunities in government and industry.

     First Central Bancshare's primary market area lies geographically in Loudon County, Tennessee and areas within a 50 mile radius. Included in this designation are parts of the counties of Knox, Blount, Monroe, Anderson, and Roane. Knox County contains a population of more than 365,000. First Central services the growth-oriented, western portion of this county. Population figures for the remainder of the service area are as follows: Blount (100,377); Roane (49,909); and Monroe (33,934). Economically, each county is different, with varying characteristics in industry, levels of employment, tax structure, and quality of life.

On the state level,  economic improvements are sporadic and scattered-
with   each  county  facing  challenges  and  obstacles  unique  unto
themselves.   First  Central Bank's service  area  is  no  exception.
While the opportunities presented here are never fully utilized, the steady progress in the area is evident in the quality of life.

     For the Company and its member bank, diversity has been the key to success. The growing financial needs of the small business sector coupled with the growing loan needs of a stable blue-collar market, comprise the foundation of First Central's business platform. Continued growth within these segments is both planned and expected.

      First Central Bancshares, Inc. is strategically positioned to manage the economic challenges which are present in the markets served by the institution. First Central is well equipped to expand and refine its current product and services, in order to meet the demands of the marketplace.