Form 10QSB
period 2000-03-31
FIRST CENTRAL BANCSHARES INC
filed 2000-05-15
CIK 897979

Page 1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2000

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 564,361 on April 14, 2000.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 2000 and December 31, 1999          3

          Condensed Consolidated Statements of Income
          for the three months ended March 31, 2000 and 1999  4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999  5

          Condensed Consolidated Statements of Comprehensive
          Income (Loss) for the three months ended March 31,
          2000 and 1999                                       6

          Notes to Condensed Consolidated Financial Statements7-8

   Item 2.     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       9-14

PART II.  OTHER INFORMATION

   Item 1.                                    Legal Proceedings  14

   Item 2.                                Changes in Securities  14

   Item 3.                      Defaults upon Senior Securities  14

   Item 4.     Submission of Matters to a Vote
          of Securities Holders                              14

   Item 5.                                    Other Information  14

   Item 6.                     Exhibits and Reports on Form 8-K  14

Signatures                                                   15





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                         (Unaudited)
                        (In Thousands)

                                         March 31,December 31,
                                           2000       1999
-ASSETS-
 Cash and Due from Banks                 $  4,788  $  6,221
 Federal Funds Sold                           -0-     2,280
    Total Cash and Cash Equivalents         4,788     8,501

 Investment Securities Available for Sale  32,962    28,229

 Loans, Net                                73,367    71,152

 Premises and Equipment (Net)               5,163     5,109
 Accrued Interest Receivable                  787       779
 Other Assets                                 919       962

TOTAL ASSETS                             $117,986  $114,732

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                  $ 15,980  $ 16,592
   Interest Bearing                        91,322    88,817
    Total Deposits                        107,302   105,409

 Securities Sold Under Agreements to Repurchase460      -0-
 Federal Funds Purchased                      765       -0-
 Accrued Interest Payable                     388       391
 Other Liabilities                            208       273
    Total Liabilities                     109,123   106,073

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued and Outstanding
   564,361 Shares (513,280 in 1998)         2,822     2,566
  Additional Paid-In Capital                5,430     4,357
  Retained Earnings                         1,528     2,639
   Accumulated Other Comprehensive Income (Loss)    (917)     (
903)
   Total Stockholders' Equity               8,863     8,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$117,986 $114,732











See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)






                                       (In Thousands Except
                                       per Share Information)
                                        Three Months Ended
                                              March 31,
                                           2000         1999
INTEREST INCOME:
 Loans                                    $1,637       $1,588
 Investment Securities                       531          448
 Federal Funds Sold                           30          119
  Total Interest Income                    2,198        2,155

INTEREST EXPENSE                           1,127          991

  Net Interest Income                      1,071        1,164

PROVISION FOR LOAN LOSSES                     10           60

Net Interest Income After
 Provision for Loan Losses                 1,061        1,104

OTHER INCOME                                 282          174

OPERATING EXPENSES                           997          884

INCOME BEFORE INCOME TAX                     346          394

INCOME TAXES                                 128          144

NET INCOME                                $  218       $  250

BASIC EARNINGS PER COMMON
 SHARE                                    $ 0.41       $ 0.49



















See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                           Three Months Ended
                                                March 31,
                                               2000     1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $   218  $   250
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                      10       60
   Depreciation                                   66       71
   (Increase) Decrease in Interest Receivable     (8)      19
   Increase (Decrease) in Interest Payable        (3)     (50)
   Amortization of Premiums on Investment
    Securities, Net                               (5)       9
   FHLB Stock Dividends                           (6)      (5)
   (Increase) Decrease in Other Assets            51     (161)
   Increase (Decrease) in Other Liabilities      (65)      52
    Total Adjustments                             40       (5)
     Net Cash Provided by Operating Activities    258     245

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                       175    6,815
 Purchase of Investment Securities Available
  for Sale                                    (4,919)  (7,987)
 (Increase) Decrease in Loans                 (2,225)  (4,101)
 Purchase of Premises and Equipment             (120)    (380)
     Net Cash Used in Investing Activities    (7,089)  (5,653)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits                          1,893    1,885
 Increase in Securities Sold Under Agreements
  to Repurchase                                  460      -0-
 Increase in Federal Funds Purchased             765      -0-
    Net Cash Provided by Financing Activities  3,118    1,885

INCREASE (DECREASE)IN CASH
 AND CASH EQUIVALENTS                         (3,713)  (3,523)

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  8,501  17,47
9

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 4,788  $13,956

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $ 1,132  $ 1,041
  Income Taxes                               $   -0-  $   -0-

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment Securities$     22  $
 241
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities   $     8  $    92
  Change in Net Unrealized Loss on Investment Securities$    14
$   149
 Issuance of Common Stock Dividend:
  Par                                        $   256  $   -0-
  Additional Paid-in Capital                 $ 1,073  $   -0-
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $ 1,329  $   -0-


See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Los s)

                         (Unaudited)

                        (In Thousands)



                                           Three Months Ended
                                                March 31,
                                                2000     1999

Net Income                                     $218     $ 250

Other Comprehensive Income (Loss), Net of Tax:
 Unrealized Losses on Investment Securities (22) (226) Less Reclassification Adjustment for Gains
  Included in net Income                        -0-       (15)
 Less Income Taxes Related to Unrealized
  Gains on Investment Securities                  8        92
   Other Comprehensive Income (Loss), Net of Tax (14)    (149)

Comprehensive Income (Loss)                    $204     $ 101





































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   March 31, 2000 and 1999

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK DIVIDEND

In February 2000, the Company distributed a ten percent (10%) dividend to its stockholders by issuing an additional 51,080 shares of common stock. The Company used a fair market value of $26.00 per share and credited common stock $5.00 per share or $255,400, additional paid in capital $21.00 or $1,072,680, and charged retained earnings a total of $1,328,080. No dividends were distributed in 1999.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2000 the weighted average number of shares was 538,821 (513,281 in 1999). During the period ended March 31, 2000 and 1999 the Company did not have any dilutive securities.

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

NOTE 6 - PENDING BRANCH SALE

The Bank entered into an agreement, effective October 31, 1999, to sell one of its branches to another bank holding company. The sale of the premises and equipment will include the transfer of the cash, loans and related accrued or unearned interest, deposits and related accrued interest, and certain other assets and liabilities related to the branch.

The total consideration of $1,500,000 is for the opportunity to acquire the branch and for the branch itself and is payable in two components. The buyer paid $300,000 (received in the fourth quarter of 1999) upon the execution of the agreement. The $300,000 amount is nonrefundable, and as such, was recorded in the 1999 consolidated statement of income as Income From Non-Refundable Deposit on Sale of Branch. The remaining $1,200,000 is due at closing of the transaction in 2000.

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


Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.


BALANCE  SHEET  ANALYSIS - COMPARISON  AT  MARCH  31,  2000  TO
DECEMBER 31, 1999

Assets totalled $118.0 million as of March 31, 2000, as compared to $114.7 million as of December 31, 1999, an increase of 0.29%.


INVESTMENT SECURITIES

Investment securities were $32.9 million or 27.9% of total assets, as of March 31, 2000 an increase of $4.7 million from $28.2 million as of December 31, 1999. During the three month period there were $175 thousand in calls, maturities, and principal paydowns offset by the purchase of $4.9 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 14.36% of the portfolio as of March 31, 2000 and 16.79% as of December 31, 1999.

As of March 31, 2000 and December 31, 1999, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The unrealized loss on securities available for sale, net of tax was approximately $917,000 as of March 31, 2000, a change of approximately $14,000 from December 31, 1999, a result of deterioration in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  three  months of 2000,  total  gross  loans outstanding increased by approximately $2.2 million to $74.8 million as of March 31, 2000 from $72.6 million as of December 31, 1999 attributable primarily to $11.1 million in originated loans offset by amortization and payoffs of approximately $8.9 million. As of March 31, 2000 and December 31, 1999, net loans outstanding represented 62.2% and 62.0% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 2000 and December 31, 1999.

Table 1 - Loan Portfolio by Category

      (In Thousands)
                                       March 31,  December 31,
                                          2000        1998
Loans secured by real estate:
 Commercial properties                  $12,049     $13,233
 Construction and land development        9,962       9,814
 Residential and other properties        21,978      22,519
  Total loans secured by real estate     43,989      45,566
 Commercial and industrial loans         14,909      12,631
 Consumer loans                          15,210      13,512
 Other loans                                661         878
                                         74,769      72,587
 Less:  Allowance for loan losses          (593)       (618)
        Unearned interest                  (787)       (800)
        Unearned loan fees                  (22)        (17)
   Loans, Net                           $73,367     $71,152
As of March 31, 2000, there were outstanding commitments to advance construction funds and to originate loans in the amount of $13.2 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $6.3 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of March 31, 2000 and December 31, 1999, the allowance had a balance of approximately $593,000 and $618,000, respectively. There were no loans on which the accrual of interest had been discontinued as of March 31, 2000 or at December 31, 1999, and there were approximately $67,000 in loans specifically classified as impaired as defined by SFAS No. 114. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)

                                3-31-00  % to  12-31-99  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial, and agricultural$215  36.00%$127  21.00%
Real Estate - Construction         100  17.00%    108   17.00%
Real Estate - Mortgages            116  19.00%    113   19.00%
Installment - Consumers            152  26.00%    162   26.00%
Other                               10    2.00%   108   17.00%

Total                             $593  100.00%  $618  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 3-31-00 3-31-99

Balance, at beginning of period                   $618    $594

Charge-offs:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - Customers                             56      55
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural            -0-     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             21      21
Other                                              -0-     -0-

Net charge-offs                                     35      34
Additions to loan loss reserve                      10      60
Balance at end of period                          $593    $620

Ratio of net charge-offs to average loans outstanding.05% .05%


DEPOSITS

Deposits increased by $1.9 million to $107.3 million as of March 31, 2000 from $105.4 million as of December 31, 1999, an increase of 1.80%. Demand deposits, which include regular, money market, NOW and demand deposits, were $50.3 million, or 46.9% of total deposits, at March 31, 2000. Core deposits were 32.0% of total deposits at March 31, 2000. During the three month period, the Bank was successful in increasing the balances in the demand deposit category by $1.0 million to $50.3 million as of March 31, 2000. Certificate accounts were $57.0 million at March 31, 2000, a increase of $0.9 million compared to $56.1 million as of December 31, 1999. Table 4 summarizes the Bank's deposits by major category as of March 31, 2000 and December 31, 1999.

Table 4 - Deposits by Category

      (In Thousands)
                                       March 31,  December 31,
                                          2000        1999
Demand Deposits:
 Noninterest-bearing accounts          $  15,980    $ 16,592
 NOW and MMDA accounts                    28,813      27,649
 Savings accounts                          5,513       5,075
  Total Demand Deposits                   50,306      49,316

Term Deposits:
 Less than $100,000                       43,709      42,272
 $100,000 or more                         13,287      13,821
                                          56,996      56,093
Total Deposits                          $107,302    $105,409

CAPITAL

During   the   three  month  period  ended  March   31,   2000,
stockholders' equity increased by $204,000 to $8.9 million, due to net income for the period of $218,000 offset by the decline in value of securities available for sale of $14,000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 2000, the Bank held $33.0 million in available-for-sale securities and during the first three months of 2000 the Bank received $175 thousand in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $1,893,000 during the same three month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at March 31, 2000.

The  Bank can also enter into repurchase agreement transactions should  the need for additional liquidity arise.  At March  31,
2000,   the   Bank   had  $460,000  of  repurchase   agreements
outstanding.

As of March 31, 2000, the Bank had capital of $8.9 million, or 7.5% of total assets, as compared to $8.7 million, or 7.6%, at December 31, 1999. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                                (Dollars in Thousands)
                                                     Minimum
                             March 31,  December 31,Regulatory
                                2000       1999       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          11.8%      11.6%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          12.5%      12.4%     8.00%
Leverage Ratio                     8.5%       8.5% Up to 5.00%
Total Risk-Weighted Assets      $83,259    $82,275

As of March 31, 2000 and December 31, 1999, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS  OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED  MARCH
31, 2000 AND 1999

GENERAL

The Bank reported net income of $218,000, or $0.41 per share for the three month period ended March 31, 2000 as compared with $250,000 or $0.49 per share for the same period in 1999, a decrease of 12.8%.


NET INTEREST INCOME

Net interest income decreased by $93,000 to $1.07 million for the three month period in 2000 from the comparable period in 1999. Contributing to this decrease was an increase in average interest bearing liabilities. Average interest bearing liabilities, at a yield of 4.93% totalled $90.5 million as of March 31, 2000. In comparison to 1999, average interest earning assets, at a yield of 4.55%, totalled $87.1 million.

Interest income increased by $43,000 for the three month period in 2000 compared to the same period in 1999. This improvement is primarily attributable to an increase of approximately $3.9 million, or 3.8%, in the volume of average earning assets during the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. Interest income on loans increased by $49,000 over the same periods primarily as a result of an increase of approximately $7.9 million in average loans outstanding. Over the same period, interest on investments increased by $83,000 due to an increase of approximately $3.9 million or 14.0% in the average volume of investments during the three month period. Interest income on Federal Funds Sold decreased by $89,000 due to a decrease in the average balance outstanding of $8.0 million over the same period in 1999.

Total interest expense increased $136,000 for the three month period ended March 31, 2000 compared to the same period in
1999.   Interest  on  deposits increased  as  a  result  of  an
increase  of  approximately $3.4 million in  average  interest-
bearing  deposits  over the same period in 1999.   The  average
rate on interest-bearing liabilities increased to 4.93% for the three month period in 2000 from 4.55% in the comparable period of 1999.
Table 6 - Average Balances, Interest and Average Rates
                                 March 31,
                    2000      (in thousands)       1999
                 Average         AverageAverage        Average
                 Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold$  2,134 $   30  5.64%$10,088  $  119  4.72%
Investments:
Securities--Taxable29,323     510  6.96% 25,606     424  6.62%
Non-Taxable        2,400       21  3.50%  2,185      24  4.39%
Total Loans, Including
 Fees             73,025    1,729  9.47%  65,139  1,588  9.75%
Total Interest Earning
 Assets          106,882    2,290  8.57% 103,018  2,155  8.37%
Cash and Due From Banks4,020              3,431
All Other Assets   6,272                  5,357
Loan Loss Reserve/
 Unearned Fees    (1,422)                 (1,558)
TOTAL ASSETS    $115,752                $110,248
Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits   $ 57,238   $  840  5.87%$ 55,986 $  752  5.37%
Other             31,239      266  3.40% 31,132     239  3.07%
Repurchase Agreements1,972     20  4.06%    -0-     -0-   N/A
Fed. Funds Purchased      66      16.06%     -0-    -0-   N/A
Total Interest-Bearing
 Liabilities      90,515    1,127  4.93%  87,118    991  4.55%
Net Interest Income        $1,163                $1,164
Non-Interest Bearing
 Deposits         16,633                 14,105
Total Cost of Funds                4.20%                 3.92%
All Other Liabilities111                    680
Stockholders Equity9,548                  8,365
Unrealized Gain/Loss on
 Securities       (1,055)                   (20)
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY$115,752            $110,248
Net Interest Yield                 3.64%                 3.82%
Net Interest Margin                4.35%                 4.52%

Table 7 - Interest Rate Sensitivity
(In Thousands)                    March 31, 2000
                          Less  One YearGreater  Non-
                          Than  Through  Than  Interest
                         1 Year  5 Years5 Years Bearing  Total
Asset:
Federal Funds Sold                                             $


                                                                -
                                                               0-

                                                               $


                                                                -
                                                               0-
Investments                 259   4,375  28,328          32,962
Loans                    35,232  38,981     556          74,769
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                     10,255   10,255
                         35,491   43,356  28,884  10,255  117,986
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits78,822  12,500                  91,322
Non-Interest Bearing Deposits                   15,980   15,980
Repurchase Agreements       460                             460
Fed. Funds Purchased        765                             765
Noninterest Bearing Liabilities
 and Stockholders' Equity                           9,459    9,459
Total                    80,047  12,500     -0-  25,439  117,986
Interest Rate Sensitivity Gap (44,556) 30,856  28,884 (15,184)     -0-
Cumulative Interest Rate
 Sensitivity Gap       $ 43,844 $ 13,700 $15,184$    -0- $    -0-

OTHER INCOME

Total  other  income  was $282,000 for the three  month  period ended March 31, 2000 as compared to $174,000 for the same period in 1999, an increase of $108,000. Other income is comprised primarily of customer service fees and other items.


OPERATING EXPENSES

Total operating expenses were $997,000, or 0.86% of average total assets, for the three month period ended March 31, 2000 as compared to $884,000, or 0.80%, for the same period in 1999. Both the salaries and employee benefits and occupancy and equipment categories of expenses increased when comparing the two periods. Salaries and employee benefits increased by
$147,000 or 10% over the first three months of 2000 due to normal salary increases and additional branch personnel. Occupancy and equipment expenses increased approximately $16,000 when compared to expenses at March 31, 1999, an increase of 11.28%. Contributing to the increase in occupancy and equipment expenses was the opening of the Alcoa branch during the fourth quarter of 1998 and the Sweetwater branch during the first quarter of 1999.

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

During the three month period ending March 31, 2000, the Bank recorded $128,000 in tax expense which resulted in an approximate effective rate of 37.0%. Comparably, in 1999, the Bank recorded $144,000 in tax expense, resulting in an approximate effective rate of 36.5%.

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





                           FIRST CENTRAL BANCSHARES, INC.

Date:                                                       By:
____________________________________________________
                  Ed. F. Bell, Chairman, President
                   and Chief Executive Officer

Date:                                                       By:
____________________________________________________
                  Willard D. Price, Executive Vice President
                   and Chief Operating Officer
             Exhibit 27 - Financial Data Schedule

                            3-31-00
                     Amount (In Thousands)
Cash                                                   $ 4,788
Federal Funds Sold                                         -0-
Trading Assets                                             -0-
Investments AFS                                         32,962
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   73,960
Allowance for Losses                                       593
Total Assets                                           117,986
Deposits                                               107,302
Securities Sold Under Agreements to Repurchase             460
Short-Term Borrowings                                      765
Other Liabilities                                          208
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,822
Other Stockholders Equity                                6,041
Total Liab.-Stockh. Equity                             117,986
Interest on Loans                                        1,637
Interest on Investments                                    531
Other Interest Income                                       30
Total interest Income                                    2,198
Interest on Deposits                                     1,127
Total Interest Expense                                   1,127
Net Interest Income                                      1,071
Provision-Loan Losses                                       10
Securities-Gain/Loss                                       -0-
Other Expenses                                             997
Income Before Tax                                          346
Income Before Extraordinary                                346
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                                 218
Earnings Per Share-P                                      0.41
Earnings Per Share-D                                      0.41
Net Interest Yield-EA                                     3.59
Loans-Non Accrual                                          -0-
Loans Past Due > 90 Days                                   130
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        618
Total Charge-Offs                                           56
Total Recoveries                                            21
Allowance End of Period                                    593
Loan Loss-Domestic                                         593
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      -0-



(b)  Reports on Form 8-K, None