Form 10QSB
period 2000-09-30
FIRST CENTRAL BANCSHARES INC
filed 2000-11-13
CIK 897979

Page 4
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2000

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

      The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 559,361 on October 30, 2000.
                         FORM 10-QSB
                            Index
                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          as of September 30, 2000 and December 31, 1999      3

          Condensed Consolidated Statements of Income
          for the three months and nine months ended
           September 30, 2000 and 1999                        4

          Condensed Consolidated Statements of Cash
          Flows for the nine months ended September 30,
          2000 and 1999                                       5

          Condensed Consolidated Statements of Comprehensive
          Income for the three months and nine months ended
          September 30, 2000 and 1999                         6

          Notes to Condensed Consolidated Financial Statements7-10

   Item 2.     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      11-16

PART II.  OTHER INFORMATION

   Item 1.                                    Legal Proceedings  16

   Item 2.                                Changes in Securities  16

   Item 3.                      Defaults upon Senior Securities  16

   Item 4.     Submission of Matters to a Vote
          of Securities Holders                              16

   Item 5.                                    Other Information  16

   Item 6.                     Exhibits and Reports on Form 8-K  16

Signatures                                                   17





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Balance Sheets

                        (In Thousands)

                                       (Unaudited)
                                   September 30,  December 31,
                                           2000       1999
-ASSETS-
 Cash and Due from Banks                $  5,638   $  6,221
 Federal Funds Sold                           20      2,280
    Total Cash and Cash Equivalents        5,658      8,501

 Investment Securities Available for Sale 32,707     28,229

 Loans, Net                               75,596     71,152

 Premises and Equipment (Net)              4,831      5,109
 Accrued Interest Receivable                 879        779
 Other Assets                                652        962

TOTAL ASSETS                            $120,323   $114,732

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits

   Non-Interest Bearing                 $ 17,059   $ 16,592
   Interest Bearing                       91,252     86,146
    Total Deposits                       108,311    102,738

  Securities Sold Under Agreement to Repurchase386    2,671
  Federal Funds Purchased                  1,200        -0-
  Accrued Interest Payable                   472        391
  Other Liabilities                          189        273
    Total Liabilities                    110,558    106,073

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares
   (513,281 in 1999)                       2,822      2,566
  Additional Paid-In Capital               5,430      4,357
  Treasury Stock                            (130)       -0-
  Retained Earnings                        2,348      2,639
    Accumulated  Other  Comprehensive  Income  (Loss)     (705)
(903)
   Total Stockholders' Equity              9,765      8,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$120,323  $114,732












See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                         (Unaudited)

                              (In Thousands Except
                             per Share Information)
                     Three Months Ended  Nine Months Ended
                        September 30,       September 30,
                         2000      1999     2000        1999
INTEREST INCOME:
 Loans                  $1,778    $1,567   $5,125      $4,517
 Investment Securities     575       455    1,661       1,335
 Federal Funds Sold          4        60       38         268
  Total Interest Income  2,357     2,082    6,824       6,120

INTEREST EXPENSE:
 Deposits                1,141       978    3,264       2,926
 Securities Sold Under
  Agreements to Repurchase   3         0       27          22
 Federal Funds Purchased    14         0       36           0
  Total Interest Expense 1,158       978    3,327       2,948

Net Interest Income      1,199     1,104    3,497       3,172

PROVISION FOR LOAN LOSSES    31       35      185         155

Net Interest Income After
 Provision for Loan Losses 1,168   1,069    3,312       3,017

NONINTEREST INCOME
 Service Charges on Demand
  Deposits                 161       157      480         443
 Loan Fees and Other Service
  Charges                   84       109      241         368
 Gain on Sale of Investment
  Securities                 0         0        0          23
 Gain on Sale of Branch      5         0      435           0
 Other                      44        26      141          88
  Total                    294       292    1,297         922

NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                 569       499    1,619       1,529
 Occupancy                 113       116      325         323
 Data Processing Fees      104        86      304         249
 Furniture and Equipment    66        79      219         216
 Federal Insurance Premiums 12         9       35          31
 Advertising and Promotion  50        30      109          99
 Office Supplies and Postage78        86      160         170
 Other                      27         8      144         145
  Total Noninterest Expense 1,019    913    2,915       2,762

INCOME BEFORE INCOME TAX   443       448    1,694       1,177

INCOME TAXES               197       165      656         427

NET INCOME              $  246    $  283   $1,038      $  750

BASIC EARNINGS PER COMMON
 SHARE                  $ 0.43    $ 0.55   $ 1.87      $ 1.46


See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                        (In Thousands)
                                           Nine Months Ended
                                              September 30,
                                               2000     1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                 $  1,038  $   750
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                     185      155
   Depreciation                                  220      229
   Gain on Sale of Investment Securities         -0-      (23)
   (Increase) in Interest Receivable            (100)      (1)
   Increase (Decrease) in Interest Payable        81      (37)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                    41       22
   FHLB Stock Dividends                          (19)     (54)
   Gain on Sale of Branch                       (435)     -0-
   (Increase) Decrease in Other Assets           188     (139)
   Increase (Decrease) in Other Liabilities      (84)      95
    Total Adjustments                             77     247
     Net Cash Provided by Operating Activities   1,115     997

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                       739    9,443
 Purchase of Investment Securities Available
  for Sale                                    (4,919) (11,964)
 (Increase) Decrease in Loans                 (4,629)  (8,540)
 Purchase of Premises and Equipment             (730)   (1,069)
 Sales of Premises and Equipment               1,223      -0-
     Net Cash Used in Investing Activities    (8,316) (12,130)

NET CASH FROM FINANCING ACTIVITIES
 Increase (Decrease) in Deposits               5,573   (1,068)
 Increase (Decrease)in Securities Sold
  Under Agreement to Repurchase               (2,285)   1,721
 Increase in Federal Funds Purchased           1,200      -0-
 Purchase of Common Stock                       (130)     -0-
     Net Cash Provided by Financing Activities  4,358     653

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         (2,843) (10,480)

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  8,501  17,47
9

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 5,658  $ 6,999

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                   $ 3,246  $ 2,911
  Income Taxes                               $   802  $   392
Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Loss on Investment Securities$   320 $ 1
,158
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities   $   122  $   440
  Change in Net Unrealized Loss on Investment Securities$   198
$   718
 Issuance of Common Stock Dividend:
  Par                                        $   256  $   -0-
  Additional Paid-in Capital                 $ 1,073  $   -0-
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                              $ 1,329  $   -0-

See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

  Condensed Consolidated Statements of Comprehensive Income

                         (Unaudited)

                        (In Thousands)



                         Three Months Ended Nine Months Ended
                              September 30,   September 30,
                              2000     1999    2000     1999

Net Income                  $ 246     $ 283  $1,038   $  750

Other Comprehensive Income
 (Loss), Net of Tax:
  Unrealized Gains/(Losses) on
   Investment Securities       440     (133)    320   (1,158)
 Less Reclassification
   Adjustment for Gains
  Included in Net Income       -0-      -0-     -0-      -0-
 Less Income Taxes Related
  to Unrealized Gains/(Losses)
   on Investment Securities  (167)       49    (122)     440
   Other Comprehensive Income
    (Loss), Net of Tax        273       (84)    198     (718)

Comprehensive Income        $ 519     $ 199 $ 1,236  $    32

































See accompanying notes to financial statements.
        FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 September 30, 2000 and 1999

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

The Company's subsidiary, First Central Bank, formed a new subsidiary, FCB Financial Services, Inc. in 2000. This new subsidiary is a financial services company authorized by the State of Tennessee to sell insurance and investments. FCB Financial Services, Inc. has had no activity as of September 30, 2000.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain items in the 1999 consolidated financial statements have been reclassified to conform with the 2000 consolidated financial statements. In particular, the following change has been made to the December 31, 1999 condensed consolidated balance sheet:

                                      As Previously
                                        Reported   As Restated
Deposits (in thousands)
 Noninterest Bearing                     $ 16,592   $ 16,592
 Interest Bearing                          88,817     86,146
  Total Deposits                          105,409    102,738
Securities Solid Under
 Agreements to Repurchase                     -0-      2,671

In   addition,  the  categories  of  noninterest   income   and
noninterest  expense  have been detailed  on  the  consolidated
condensed   statements  of  income  in  accordance   with   the
instructions for Form 10QSB.

NOTE 3 - TREASURY STOCK

During the quarter ended June 30, 2000, the Company repurchased
5,000  shares of its common stock at a total cost  of  $130,000 from the estate of a stockholder.
NOTE 4 - STOCK OPTION PLAN

On April 20, 2000, the stockholders of the Company approved a stock option plan which reserves 25,000 shares of the Company's common stock for present and future employees as an incentive for long-term employment. As of September 30, 2000, the plan has not been implemented and no options have been awarded.


NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2000 and 1999 the weighted average number of shares was 554,107 and 513,281, respectively. During the period ended September 30, 2000 and 1999 the Company did not have any dilutive securities.

NOTE 6 - RECENT REGULATORY AND ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. This statement amends FASB Statement No. 52, Foreign Currency Translation, to permit a special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, Accounting for Future Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119,
Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to include in Statement No. 107 the disclosure provisions about concentrations of credit risk from Statement No. 105. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 amends SFAS 133 and deferred the effective data until June 15, 2000. The Statement is required to be applied retroactively to consolidated financial statements of prior periods. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138. This statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. The Bank does not currently hold any derivative instruments or engage in hedging activities. Therefore, these statements have no effect on the Company's financial statements at the present time.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and
Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions. The
Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral for fiscal years ending after December 15, 2000. Since the Bank does not currently engage in securitization and other transfers of financial assets and collateral, this Statement is not expected to affect the financial condition or results of operations at the present time.

Year 2000 Recap

The Bank successfully completed the century date change over without any significant problems and zero interruptions in operation.


NOTE 7 - BRANCH SALE

The Bank entered into an agreement, effective October 31, 1999, to sell its Sweetwater branch to another bank holding company. The sale was completed June 23, 2000 and included the premises and equipment, loans and related accrued or unearned interest, deposits and related accrued interest, and certain other assets and liabilities related to the branch.

The total consideration of $1,500,000 was for the opportunity to acquire the branch and for the branch itself and was payable in two components. The buyer paid $300,000 (received in the fourth quarter of 1999) upon the execution of the agreement. The $300,000 amount was nonrefundable, and as such, was recorded in the 1999 consolidated statement of income as Income From Non-Refundable Deposit on Sale of Branch. The remaining $1,200,000 was paid at closing of the transaction on June 23, 2000.

The Bank recognized a gain of approximately $435,000 on the sale of the branch in the second quarter of 2000. This gain is included in other income.


Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.


BALANCE  SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30,  2000  TO
DECEMBER 31, 1999

Assets totalled $120.3 million as of September 30, 2000, as compared to $114.7 million as of December 31, 1999, an increase of 4.88%.


INVESTMENT SECURITIES

Investment securities were $32.7 million or 27.2% of total assets, as of September 30, 2000 an increase of $4.5 million from $28.2 million as of December 31, 1999. During the nine month period there were $739,000 in calls, maturities, and principal paydowns offset primarily by the purchase of $4.9 million in agency securities.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 12.58% of the portfolio as of September 30, 2000 and 16.79% as of December 31, 1999.

As of September 30, 2000 and December 31, 1999, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized loss on securities available for sale, net of tax was approximately $705,000 as of September 30, 2000, a change of approximately $198,000 from December 31, 1999, a result of limited improvement in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During  the  first  nine  months of  2000,  total  gross  loans outstanding increased by approximately $4.3 million to $76.8 million as of September 30, 2000 from $72.5 million as of December 31, 1999 attributable primarily to $27.8 million in originated loans offset by amortization and payoffs of approximately $22.9 million and loans sold with the Sweetwater branch of approximately $627,000. As of September 30, 2000 and December 31, 1999, net loans outstanding represented 62.8% and 62.0% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of September 30, 2000 and December 31, 1999.


Table 1 - Loan Portfolio by Category

       (In Thousands)
                                     September 30,December 31,
                                         2000         1999
Loans secured by real estate:
 Commercial properties                   $9,776    $13,233
 Construction and land development        8,827      9,814
 Residential and other properties        22,349     22,519
  Total loans secured by real estate     40,952     45,566
 Commercial and industrial loans         16,928     12,631
 Consumer loans                          18,054     13,512
 Other loans                                862        878
                                         76,796     72,587
 Less:  Allowance for loan losses          (735)      (618)
        Unearned interest                  (443)      (800)
        Unearned loan fees                  (22)       (17)

   Loans, Net                           $75,596    $71,152
As of September 30, 2000, there were outstanding commitments to advance construction funds and to originate loans in the amount of $7.4 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $10.0 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of September 30, 2000 and December 31, 1999, the allowance had a balance of approximately $735,000 and $618,000, respectively. There were approximately $122,000 and $34,000 of loans on which the accrual of interest had been discontinued as of September 30, 2000 and December 31, 1999, respectively. There were approximately $536,000 in loans specifically classified as impaired as of September 30, 2000 as defined by SFAS No. 114 compared to $658,000 as of December 31, 1999. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                9-30-00  % to  12-31-99  % to
Balance applicable to:          $ Amount Total $ Amount Total

Commercial, financial, and agricultural$169  22.99%$127  20.55%
Real Estate - Construction         139  18.91%    108   17.48%
Real Estate - Mortgages            199  27.07%    113   18.28%
Installment - Consumers            228  31.03%    162   26.21%
Other                                0    0.00%   108   17.48%

Total                             $735  100.00%  $618  100.00%

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                 9-30-00 9-30-99

Balance, beginning of period                      $618    $594

Charge-offs:
Commercial, financial, and agricultural             17     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgage                             -0-     -0-
Installment - customers                             94     173
Other                                              -0-     -0-

Recoveries:
Commercial, financial, and agricultural             13     -0-
Real estate - construction                         -0-     -0-
Real estate - mortgages                            -0-     -0-
Installment - consumers                             30      49
Other                                              -0-     -0-

Net charge-offs                                     68     124
Additions to loan loss reserve                     185     155
Balance, end of period                            $735    $625

Ratio of net charge-offs to average loans outstanding.09% .18%


DEPOSITS

Deposits increased by $5.6 million to $108.3 million as of September 30, 2000 from $102.7 million as of December 31, 1999, an increase of 5.45%. The $5.6 million increase in deposits is net of $1.2 million of deposits sold with the Sweetwater branch. Demand deposits, which include regular, money market, NOW and demand deposits, were $45.7 million, or 42.2% of total deposits, at September 30, 2000. Core deposits were 26.5% of total deposits at September 30, 2000. During the nine month period, the Bank had decreases in the balances in the demand deposit category of $0.9 million to $45.7 million as of September 30, 2000. Certificate accounts were $62.6 million at September 30, 2000, an increase of $6.5 million compared to $56.1 million as of December 31, 1999. Table 4 summarizes the Bank's deposits by major category as of September 30, 2000 and December 31, 1999.

Table 4 - Deposits by Category

      (In Thousands)
                                     September 30,December 31,
                                          2000        1999
Demand Deposits:
 Noninterest-bearing accounts          $  17,059    $ 16,592
 NOW and MMDA accounts                    23,291      24,978
 Savings accounts                          5,394       5,075
  Total Demand Deposits                   45,744      46,645

Term Deposits:
 Less than $100,000                       46,020      42,272
 $100,000 or more                         16,547      13,821
  Total Deposits                          62,567      56,093
                                        $108,311    $102,738
CAPITAL

During the nine month period ended September 30, 2000, stockholders' equity increased by $1,106,000 to $9.7 million, due to net income for the period of $1,038,000, the increase in value of securities available for sale of $198,000 and the purchase of treasury stock for $130,000.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of September 30, 2000, the Bank held $32.7 million in available-for-sale securities and during the first nine months of 2000 the Bank received $739,000 in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $5.6 million during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at September 30, 2000.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September
30, 2000, the Bank had $386,000 of repurchase agreements outstanding.

As of September 30, 2000, the Bank had capital of $9.8 million, or 8.1% of total assets, as compared to $8.7 million, or 7.6%, at December 31, 1999. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.


Table 5 - Regulatory Capital
                              (Dollars in Thousands)
                                                     Minimum
                           September 30,December 31,Regulatory
                               2000         1999       Ratios
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets          12.4%      11.6%     4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets          13.2%      12.4%     8.00%
Leverage Ratio                     8.9%       8.5% Up to 5.00%
Total Risk-Weighted Assets      $84,361    $82,275

As  of  September  30, 2000 and December  31,  1999,  the  Bank
exceeded   all   of  the  minimum  regulatory   capital   ratio
requirements.


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTH  PERIODS   ENDED
SEPTEMBER
 30, 2000 AND 1999


GENERAL

The Bank reported net income of $1,038,000, or $1.87 per share for the nine month period ended September 30, 2000 as compared with $750,000 or $1.46 per share for the same period in 1999, an increase of 38.4%.


NET INTEREST INCOME

Net interest income increased by $325,000 to $3.5 million for the nine month period in 2000 from the comparable period in 1999. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 8.45% totaled $107.7 million as of September 30, 2000. In comparison in 1999, average interest earning assets, at a yield of 7.90%, totaled $103.3 million.

Interest income increased by $704,000 for the nine month period in 2000 compared to the same period in 1999. This improvement is primarily attributable to an increase of approximately $4.3 million, or 4.2%, in the volume of average earning assets during the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999. Interest income on loans increased by $608,000 over the same two periods primarily as a result of an increase of approximately $6.9 million in average loans outstanding. Over the same two periods, interest on investments increased by $326,000 due to an increase of approximately $4.0 million or 14.0% in the average balance of investments during the nine month period. Interest income on Federal Funds Sold decreased by $230,000 due to a decrease in the average balance outstanding of $6.6 million over the same period in 1999.

Total interest expense increased $379,000 for the nine month period ended September 30, 2000 compared to the same period in
1999.   Interest  on  deposits increased  as  a  result  of  an
increase of approximately $3.7 million in average deposits over the same period in 1999. The average rate on interest-bearing liabilities increased to 4.88% for the nine month period in 2000 from 4.52% in the comparable period of 1999.
Table 6 - Average Balances, Interest and Average Rates
                               September 30 ____
                  2000   _    (in thousands)__  ____ 1999
                 Average         AverageAverage        Average
                 Balance Interest  Rate Balance Interest  Rate
Assets:
Federal Funds Sold$    846 $   38 5.99% $  7,464 $  268  4.79%
Investments:
Securities--Taxable29,887   1,598 7.13%  26,042   1,273  6.52%
Securities--Non-Taxable2,400   63 3.50%   2,206      62  3.75%
Total Loans, Including
 Amortized Fees   74,535    5,125 9.17%   67,589  4,517  8.91%
Total Interest Earning
 Assets          107,668    6,824 8.45%  103,301  6,120  7.90%

Cash and Due From Banks4,001              3,422
All Other Assets   6,120                  5,893
Loan Loss Reserve/
 Unearned Fees    (1,306)                 (1,491)
TOTAL ASSETS    $116,483                $111,125

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits   $ 58,313   $2,496 5.71% $ 55,402 $2,224  5.35%
Other             31,056      768 3.30%  31,611     724  3.05%
Repurchase Agreements849       27 4.24%     -0-     -0-     N/A
Federal Funds
 Purchased           648       36 7.41%     -0-     -0-   N/A
Total Interest-Bearing
 Liabilities      90,866    3,327 4.88%  87,013   2,948  4.52%
Net Interest Income        $3,497                $3,172
Non-Interest Bearing
 Deposits         16,599                 15,276
Total Cost of Funds               4.13%                  3.84%
All Other Liabilities 28                    382
Stockholders Equity9,982                  8,731
Unrealized Gain/Loss on
 Securities         (992)                   (277)
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY$116,483            $111,125
Net Interest Yield                3.57%                  3.38%
Net Interest Margin               4.33%                  4.09%

Table 7 - Interest Rate Sensitivity
(In Thousands)                September 30, 2000
                          Less  One YearGreater  Non-
                          Than  Through  Than  Interest
                         1 Year  5 Years5 Years Bearing  Total
Assets:
Federal Funds Sold                                             $



                                                               2
                                                               0

                                                               $



                                                               2
                                                               0
Investments               1,838   7,917  22,952          32,707
Loans                    57,670  18,912     214          76,796
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                     10,800   10,800
                         59,528   26,829  23,166  10,800  120,323
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits64,752  26,500                  91,252
Non-Interest Bearing Deposits                   17,059   17,059
Repurchase Agreements       386                             386
Federal Funds Purchased   1,200                           1,200
Noninterest Bearing Liabilities
 and Stockholders' Equity                           10,426   10,426
Total                    66,338   26,500     -0-  27,485  120,323
Interest Rate Sensitivity Gap  (6,810)     329   23,166 (16,685)      -0-
Cumulative Interest Rate
 Sensitivity Gap       $ (6,810)$ (6,481)$16,685$    -0- $    -0-

OTHER INCOME

Total other income was $1,297,000 for the nine month period ended September 30, 2000 as compared to $922,000 for the same period in 1999, an increase of $375,000. Other income is comprised primarily of customer service fees, loan fees, and other items. Other income for the nine months ended September 30, 2000 includes a $435,000 gain on the sale of the Sweetwater branch.

OPERATING EXPENSES

Total operating expenses were $2,915,000, or 3.33% of average total assets, for the nine month period ended September 30, 2000 as compared to $2,762,000, or 3.31%, for the same period in 1999. Salaries and employee benefits, equipment expenses and computer expenses all increased slightly when comparing the two periods.

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

During the nine month period ending September 30, 2000, the Bank recorded $656,000 in tax expense which resulted in an approximate effective rate of 38.7%. Comparably, in 1999, the Bank recorded $427,000 in tax expense, resulting in an approximate effective rate of 36.3%.

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





                           FIRST CENTRAL BANCSHARES, INC.

Date:                                                       By:
____________________________________________________
                  Ed F. Bell, Chairman, President
                   and Chief Executive Officer

Date:                                                       By:
____________________________________________________
                  Willard D. Price, Executive Vice President
                   and Chief Operating Officer
             Exhibit 27 - Financial Data Schedule

                            9-30-00
                     Amount (In Thousands)
Cash                                                   $ 5,638
Federal Funds Sold                                          20
Trading Assets                                             -0-
Investments AFS                                         32,707
Investments HTM                                            -0-
Investments-Market                                         -0-
Loans                                                   76,331
Allowance for Losses                                       735
Total Assets                                           120,323
Deposits                                               108,311
Securities Sold Under Agreements to Repurchase             386
Short-Term Borrowings                                    1,200
Other Liabilities                                          189
Long-Term Debt                                             -0-
Preferred Stock-Mandatory                                  -0-
Preferred-Non Mandatory                                    -0-
Common Stock                                             2,822
Other Stockholders Equity                                6,943
Total Liab.-Stockh. Equity                             120,323
Interest on Loans                                        5,125
Interest on Investments                                  1,661
Other Interest Income                                       38
Total Interest Income                                    6,824
Interest on Deposits                                     3,264
Total Interest Expense                                   3,327
Net Interest Income                                      3,497
Provision-Loan Losses                                      185
Securities-Gain/Loss                                       -0-
Other Expenses                                           2,915
Income Before Tax                                        1,694
Income Before Extraordinary                              1,694
Extraordinary Less Tax                                     -0-
Cumul. Change Acct. Principal                              -0-
Net Income                                               1,038
Earnings Per Share-P                                      1.87
Earnings Per Share-D                                      1.87
Net Interest Yield-EA                                     3.57
Loans-Non Accrual                                          122
Loans Past Due > 90 Days                                   177
Troubled Debt Restructuring                                -0-
Potential Problem Loans                                    -0-
Allowance-Beginning                                        618
Total Charge-Offs                                          111
Total Recoveries                                            43
Allowance End of Period                                    735
Loan Loss-Domestic                                         735
Loan Loss-Foreign                                          -0-
Loan Loss-Unallocated                                      -0-



(b)  Reports on Form 8-K, None.