Form 10KSB
period 2000-12-31
FIRST CENTRAL BANCSHARES INC
filed 2001-03-29
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________________

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

                                   62-1482501
                      (I.R.S. Employer Identification No.)

                                   37771-0230
                                   (Zip Code)

Registrant's telephone number, including area code:  (865) 986-1300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $5.00 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $10,880,068.

At March 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $12,067,356. The last recorded trade of shares between individuals was on March 19, 2001 at a price of $28 per share.

As of March 21, 2001, issuer had 564,361 shares of its $5.00 par value common stock outstanding.

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

(b)      Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and six branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, one located in Farragut, Knox County, Tennessee, one located in Kingston, Roane County, Tennessee, and two located in Alcoa, Blount County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius which encompasses parts of Knox County, Blount County, Monroe County, Roane County, and Anderson County. All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit and individual retirement accounts, and a complete range of loans including commercial, personal, real estate, home improvement, automobile and other installment loans, student education loans and single pay loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, travelers checks, money orders, cashiers checks, collection items, wire transfers and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Honor and Cirrus network machines.

The last office opened was in Alcoa, Blount County, which opened August 28, 2000. The competition includes four other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include twelve commercial banks and seven savings banks/savings and loan associations. A new commercial bank opened in Anderson County in 1995 and is the smallest in terms of asset size. First Central is the second smallest in asset size and remains the fastest growing institution in Loudon County and the above-described market area. The branch in Monroe County, Tennessee was sold in June, 2000. An agreement was signed effective October 31, 1999 to sell this branch to another bank holding company group.

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

As of December 31, 2000, the Bank employed 56 salaried persons and 7 hourly persons.

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

(b)(5) Deposits

See  Item 7 - Financial Statements and Schedule I (Attached)

(b)(6)   Return on Equity and Assets

See  Item 6 -  Management's  Discussion  and Analysis or Plan of  Operation  and
     Schedule VIII - Return on Assets and Equity.

(b)(7)   Short-Term Borrowings

None.

Item 2. Description of Property.

(a) Location of Property

As detailed in Item 1, the Bank operates offices in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee; Farragut, Knox County, Tennessee; Kingston, Roane County, Tennessee; and Alcoa, Blount County, Tennessee. The main office in Lenoir City is a modern facility containing approximately 10,000 square feet and was occupied upon completion of construction in January of 1993. The Loudon office is a modern facility which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet. The Kingston office, which opened December, 1997, is similar to the Loudon branch with approximately 2,500 square feet. The first Alcoa office, which was opened in December, 1998, is located in a temporary facility. The second Alcoa office was opened in August, 2000 and contains approximately 4,000 square feet of space.

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

(c)  Description of Real Estate and Operating Data

          (1) The Company has its principal offices in its headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties which house the branches at Loudon and Tellico Village, Loudon, Tennessee, Farragut, Tennessee, Kingston, Tennessee and Alcoa, Tennessee. None of the properties amount to ten (10%) percent of total assets and none are encumbered.


Item 3. Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)      Market Information

The stock of the Company is not publicly traded on any exchange or market. The stock is traded between individual stockholders only. The stock was issued in a one for one share exchange with the Bank stockholders when the Bank was merged with the Company on April 6, 1993. The price for the traded stock is set between the individuals. However, Company officials believe that the stock has traded from a low of $25 per share to a high of $28 per share between January 2000 and the date of this report, as per individuals who have sold and/or purchased stock.

(b)      Holders

The Company has 649 shareholders of common stock.

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

INTRODUCTION

First Central Bancshares, Inc. is a one bank holding company which owns 100% of the outstanding stock of First Central Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The Company's subsidiary, First Central Bank formed a new subsidiary, FCB Financial Services, Inc. in 2000. This subsidiary is a financial services company authorized by the State of Tennessee to sell insurance and investments. As of December 31, 2000, FCB Financial Services, Inc. had no activity.

The following represents a narrative analysis of the financial condition and operational results of the Company and its subsidiary Bank for 2000. For a more complete understanding of this narrative, please refer to the Consolidated
Financial  Statements  and notes  thereto  presented  elsewhere  in this  Annual
Report.


FINANCIAL CONDITION

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 2000, total assets increased 10.3% and federal funds sold increased 135.1%. The increase in federal funds sold resulted from large increases in deposits as customers were looking for more conservative methods of investing due to a sluggish stock market. This allowed our liquidity ratio to reach 35.1% which was an increase of 3.1% over last year.

The Bank continues to have consistent loan growth with net loans increasing 6.9% in 2000. This increase included a 27.7% increase in commercial and industrial loans, and a 42.4% increase in consumer loans. Increases in commercial, industrial and consumer loans can be attributed to changing our market concentrations with a greater focus by management to attract these types of loans. Residential real estate loans remained about the same even though interest rates increased during the year.

Management has continued to evaluate the loan loss reserve through a monthly analysis of loans outstanding. The adequacy of the loan loss reserve is also evaluated quarterly by the Board of Directors. The reserve for loan losses increased 19.5%. Nonperforming assets decreased approximately $21,000 from $123,000 in 1999 to $102,000 in 2000. This resulted in nonperforming loan ratios of 0.13% at December 31, 2000, and 0.17% of net loans at December 31, 1999.

Nonperforming loans were 13.8% and 19.9% of loan loss reserves for the years ending December 31, 2000 and 1999 respectively. Total nonperforming assets to total assets were 0.08% at December 31, 2000 and 0.11% at December 31, 1999.

The improvement in nonperforming asset ratios was due to management's continued efforts to make quality loans and monitor their progress.

Past due loans of 30 days or more but less than 90 days total 1.20% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will be effectively managed to keep both low.

Net investment securities increased 19.1%. The total net securities are accounted for under Financial Accounting Standards (FAS) No. 115, (see notes to consolidated financial statements). Most securities are in U.S. Government or U.S. Government Agency issues, municipal securities and stock in Banker's Bank.

Net investment in premises and equipment decreased 6.7% in 2000. This was primarily due to the sale of our Sweetwater office, and normal depreciation on premises and equipment offset by the completion of our Hunters Crossing office. Other assets decreased 64.2%. This decrease was due to management selling real estate previously acquired through foreclosure, and a significant decrease in the deferred income tax benefit related to unrealized losses on investment securities as the bond market took a large upturn in the last quarter of 2000.

Total deposits increased 12.0% in 2000 as the Bank continued to concentrate on increasing loans. Deposit growth is not expected to increase as quickly since 2001 presents a falling interest rate environment and strong liquidity. Demand deposits increased 2.2% and time deposits increased 20.1%. Noninterest bearing demand deposits increased 11.7% while interest bearing demand deposits decreased 14.4%, as customers shifted to certificates of deposit to obtain higher interest rates. Term deposits under $100,000 increased 17.8% while term deposits over $100,000 increased 27.1%. Other liabilities increased 12.8% due to an increase in accrued profit sharing of approximately $18,000 from $116,000 in 1999 to $134,000 in 2000.

As mentioned previously, the Company's ability to mobilize cash to meet operating needs (liquidity) remains strong. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long-term credit advances. Also, the Bank may enter into repurchase agreements or purchase federal funds should the need for additional liquidity arise. Cash and due from accounts decreased 13.0% in 2000 as the Bank used cash to purchase investments. The net unrealized loss on investments at December 31, 2000 was $292,000 compared to an unrealized loss of $1.46 million as of December 31, 1999. The fair value of securities fluctuates with movement of interest rates. Generally, fair values improve in a strengthening bond market and decrease in a weakening bond market.


RESULTS OF OPERATIONS

The Company as a whole had a 9.7% increase in net income for 2000. This increase was the result of a number of factors including a 7.5% increase in net interest income and a 7.9% increase in noninterest income. The return on average assets
(ROAA) was 1.10% for the year versus 1.06% for 1999. The return on average equity (ROAE) was 12.8% in 2000, and 13.4% in 1999.

Interest income increased 12.0% in 2000. Contributing to the increase was a 13.4% increase in interest on loans, and a 21.0% increase in investment securities income, as a number of favorable investment options were available to the Bank due to the rising interest rate environment in 2000.

Interest expense increased 16.9% as a result of strong growth in our certificates of deposit. This was due to the attraction of new customers and the shift of our current customers to higher earning deposit accounts. Interest expense on NOW and money market accounts increased 5.8%, and interest expense on savings accounts increased 6.9%. The net result was a net interest margin of 4.28% and 4.24% for 2000 and 1999, respectively.

Noninterest income increased 7.9%, which includes a nonrecurring $435,000 gain on sale of the Sweetwater branch. The Bank recognized a $300,000 gain on the sale of the Sweetwater branch in 1999, which represented a nonrefundable deposit. Service charge income on deposit accounts increased 11.3% due primarily to the successful implementation of our free checking and overdraft protection service.

Noninterest expense increased 3.7%. Salaries and benefits and data processing fees account for the largest components on noninterest expense as both increased. Salaries and benefits increased 8.7% due to the addition of employees for the Hunters Crossing office. Employees were also added throughout our system to handle normal Bank growth. Data processing expense increased 13.8%, primarily due to the opening of the new branch. Other noninterest expenses as a whole decreased 5.1%. Noninterest costs should level off as no new offices are expected to be opened in 2001.


CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31, 1993. The company then issued stock dividends in 1994, 1996, 1998 and 2000, the most recent of which was a dividend of 51,080 shares in February 2000. Other previous dividends were as follows: 38,560 shares in 1994, 42,376 shares in 1996, and 46,526 shares in 1998.

Total capital was $11.5 million at December 31, 2000. Total Tier 1 capital was $10.7 million. Total capital at December 31, 1999 was $10.2 million and Tier 1 capital was $9.5 million.

Risk based capital guidelines as defined by banking regulators required the Bank to maintain minimum total capital ratios of 8% to risk-weighted assets, Tier I capital of 4% and Tier I capital to average assets of 5%.

Tier I capital to risk-weighted assets was 12.5% at December 31, 2000 and 11.6% at December 31, 1999. Tier I capital to average assets was 8.8% at December 31, 2000 and 8.5% at December 31, 1999.

The Bank exceeded all minimum capital ratio requirements in the years discussed and management believes that the capital position is adequate to support the operations of the Company and subsidiary Bank.


YEAR 2000 RECAP

The Bank successfully completed the century date change with no significant problems and no interruption of operations.


REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and the Securities and Exchange Commission (SEC).

In June 1998, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative
Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FAS No. 137 delayed the effective date of this pronouncement to fiscal quarters beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. It amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. These statements will not have a material effect on the Company's financial statements.

In October, 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities after Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage

Banking Activities which established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The Bank is not currently entering into any transactions related to the securitization of mortgage loans, nor does the Bank anticipate entering into any transactions of this nature in the future. Therefore, SFAS No. 134 does not have any effect on our financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral for fiscal years ending after December 15, 2000. Since the Company (including the Bank) does not engage in securitization and other transfers of financial assets and collateral, this statement is not expected to affect the financial condition or results of operations at the present time.

NOTE: NUMERICAL ENTRIES APPEARING IN THIS REPORT HAVE BEEN ROUNDED FOR EASE IN READABILITY. ACTUAL BALANCES APPEAR IN THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH IS CONTAINED WITHIN THE FOLLOWING PAGES OF THIS DOCUMENT.

Item 7. Consolidated Financial Statements and Financial Data Schedules














                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                             Lenoir City, Tennessee

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.





                                                    Pugh & Company, P.C.
                                                    Certified Public Accountants
                                                    Knoxville, Tennessee
                                                    March 1, 2001



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                As of December 31,             2000                     1999
                                                                       ---------------------    ---------------------
                                                       ASSETS
 Cash and Due From Banks                                                       $  5,409,424             $  6,221,108
 Federal Funds Sold                                                               5,360,000                2,280,000
                                                                       ---------------------    ---------------------
   Total Cash and Cash Equivalents                                               10,769,424                8,501,108

 Investment Securities, At Fair Value                                            33,613,495               28,229,212
 Loans, Net                                                                      76,069,878               71,151,700
 Premises and Equipment, Net                                                      4,768,958                5,109,301
 Accrued Interest Receivable                                                      1,038,141                  779,330
 Prepaid Expenses and Other                                                         131,735                  368,152
 Prepaid Income Taxes                                                                29,913                        0
 Deferred Income Tax Benefit                                                        158,401                  593,463
                                                                       ---------------------    ---------------------
TOTAL ASSETS                                                                    126,579,945              114,732,266
                                                                       =====================    =====================

                                               LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                         47,682,623               46,644,780
  Term                                                                           67,376,817               56,092,665
                                                                       ---------------------    ---------------------
   Total Deposits                                                               115,059,440              102,737,445

 Accrued Interest Payable                                                           528,746                  391,187
 Securities Sold Under Agreement
  To Repurchase                                                                     257,759                2,671,453
 Accrued Income Taxes                                                                     0                  108,302
 Other                                                                              185,448                  164,335
                                                                       ---------------------    ---------------------
   Total Liabilities                                                            116,031,393              106,072,722
                                                                       =====================    =====================

SHAREHOLDERS' EQUITY
 Common Stock - Par Value $5.00, Authorized
  2,000,000 Shares;  Issued and Outstanding
  564,361 Shares (513,281 in 1999)                                                2,821,805                2,566,405
 Capital In Excess of Par Value                                                   5,430,199                4,357,519
 Treasury Stock                                                                    (130,000)                       0
 Retained Earnings                                                                2,607,818                2,638,826
                                                                       ---------------------    ---------------------
 Shareholders' Equity Before Accumulated
  Other Comprehensive Loss                                                       10,729,822                9,562,750
 Accumulated Other Comprehensive Loss                                              (181,270)                (903,206)
                                                                       ---------------------    ---------------------
   Total Shareholders' Equity                                                    10,548,552                8,659,544
                                                                       ---------------------    ---------------------

TOTAL LIABILITIES AND EQUITY                                                   $126,579,945             $114,732,266
                                                                       =====================    =====================

The accompanying notes are an integral part of these financial statements.


                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                   For the Years Ended December 31,           2000                  1999                   1998
                                                       ------------------    -------------------    ------------------
INTEREST INCOME
 Loans                                                        $ 6,908,948            $ 6,091,993           $ 5,715,852
 Investment Securities                                          2,168,750              1,792,025             1,255,076
 Federal Funds Sold                                                95,119                305,820               685,277
                                                       ------------------    -------------------    ------------------
  Total Interest Income                                         9,172,817              8,189,838             7,656,205

INTEREST EXPENSE                                                4,595,659              3,930,390             3,869,026
                                                       ------------------    -------------------    ------------------

NET INTEREST INCOME                                             4,577,158              4,259,448             3,787,179

PROVISION FOR LOAN LOSSES                                         209,038                160,000               235,000
                                                       ------------------    -------------------    ------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                      4,368,120              4,099,448             3,552,179
                                                       ------------------    -------------------    ------------------

NONINTEREST INCOME
 Service Charges On Demand
  Deposits                                                        713,546                640,953               502,978
 Loan Fees and Other Service
  Charges                                                         408,492                461,590               337,504
 Gain on Sales of Investment
  Securities                                                        6,365                 23,578                     0
 Income from Non-Refundable
  Deposit on Sale of Branch                                             0                300,000                     0
 Gain on Sale of Branch                                           434,797                      0                     0
 Gain on Sales of Loans                                            68,687                120,271                     0
 Other                                                             75,364                 36,480                22,692
                                                       ------------------    -------------------    ------------------
  Total Noninterest Income                                      1,707,251              1,582,872               863,174
                                                       ------------------    -------------------    ------------------

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                 2,140,117              1,969,530             1,461,468
 Occupancy Costs                                                  385,040                352,250               293,918
 Data Processing Fees                                             401,499                352,721               265,006
 Furniture and Equipment,
  Depreciation and Maintenance                                    359,942                402,540               323,516
 Federal Insurance Premiums                                        44,089                 37,073                22,711
 Advertising and Promotion                                        131,904                128,991                96,908
 Office Supplies and Postage                                      225,327                231,119               170,084
 Other                                                            307,987                379,956               311,681
                                                       ------------------    -------------------    ------------------
  Total Noninterest Expense                                     3,995,905              3,854,180             2,945,292
                                                       ------------------    -------------------    ------------------

INCOME BEFORE INCOME TAXES                                      2,079,466              1,828,140             1,470,061

INCOME TAXES                                                      782,394                645,724               569,583
                                                       ------------------    -------------------    ------------------

NET INCOME                                                    $ 1,297,072            $ 1,182,416           $   900,478
                                                       ==================    ===================    ==================

EARNINGS PER SHARE AMOUNTS                                    $      2.33            $      2.30           $      1.77
                                                       ==================    ===================    ==================


The accompanying notes are an integral part of these financial statements.



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                    For the Years Ended December 31,            2000                    1999                  1998
                                                         -------------------    --------------------    ----------------
NET INCOME                                                       $1,297,072             $ 1,182,416            $900,478

OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on
  Investment Securities Available
  for Sale                                                        1,158,048              (1,553,486)             71,066
 Reclassification Adjustment for
  Gains/Losses on Sales of
  Investment Securities Available
  for Sale                                                            6,365                  23,578                   0
 Change in Deferred Income Tax
  Associated With Unrealized
  Gains/Losses on Investment
  Securities Available for Sale                                    (442,477)                581,365             (27,005)
                                                         -------------------    --------------------    ----------------
   Other Comprehensive Income
    (Loss), Net of Tax                                              721,936                (948,543)             44,061
                                                         -------------------    --------------------    ----------------

COMPREHENSIVE INCOME                                             $2,019,008             $   233,873            $944,539
                                                         ===================    ====================    ================


The accompanying notes are an integral part of these financial statements.



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2000, 1999, and 1998






                                                                              Capital in
                                                         Common               Excess of                  Retained
                                                          Stock               Par Value                  Earnings
                                                         -------             -----------                ----------
BALANCES, JANUARY 1, 1998                             $2,333,775              $3,426,999              $ 1,719,082

Other Comprehensive Income                                     0                       0                        0

Stock Dividend of 46,526
 Shares of Common Stock                                  232,630                 930,520               (1,163,150)

Net Income                                                     0                       0                  900,478
                                                              --                      --                 ---------
BALANCES, DECEMBER 31, 1998                            2,566,405               4,357,519                1,456,410

Other Comprehensive Income                                     0                       0                        0

Net Income                                                     0                       0                1,182,416
                                                              --                      --               -----------
BALANCES, DECEMBER 31, 1999                            2,566,405               4,357,519                2,638,826

Other Comprehensive Loss                                       0                       0                        0

Stock Dividend of 51,080
 Shares of Common Stock                                  255,400               1,072,680               (1,328,080)

Treasury Stock                                                 0                       0                        0

Net Income                                                     0                       0                1,297,072
                                                              --                      --               -----------
BALANCES, DECEMBER 31, 2000                           $2,821,805              $5,430,199              $ 2,607,818
                                                      ==========              ==========              ============




The accompanying notes are an integral part of these financial statements.



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

              For the Years Ended December 31, 2000, 1999, and 1998




                                                    Accumulated
                                                          Other
                                                   Comprehensive                                            Total
                                                         Income                Treasury              Shareholders'
                                                         (Loss)                   Stock                    Equity
                                                        --------                 -------                  --------
BALANCES, JANUARY 1, 1998                               $ 1,276                     $ 0               $ 7,481,132

Other Comprehensive Income                               44,061                       0                    44,061

Stock Dividend of 46,526
 Shares of Common Stock                                       0                       0                         0

Net Income                                                    0                       0                   900,478
                                                             ---                     ---                 ---------
BALANCES, DECEMBER 31, 1998                              45,337                       0                 8,425,671

Other Comprehensive Income                             (948,543)                      0                  (945,543)

Net Income                                                    0                       0                 1,182,416
                                                             ---                     ---               -----------
BALANCES, DECEMBER 31, 1999                            (903,206)                      0                 8,659,544

Other Comprehensive Loss                                721,936                       0                   721,936

Stock Dividend of 51,080
 Shares of Common Stock                                       0                       0                         0

Treasury Stock                                                0                (130,000)                 (130,000)

Net Income                                                    0                       0                 1,297,072
                                                             ---                     ---               -----------
BALANCES, DECEMBER 31, 2000                          $ (181,270)             $ (130,000)              $10,548,552
                                                     ===========             ===========              ============



The accompanying notes are an integral part of these financial statements.



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



             For the Years Ended
                December 31,                              2000                     1999                     1998
                                                 ----------------------    ---------------------    --------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net Income                                              $  1,297,072             $  1,182,416             $   900,478
                                                 ----------------------    ---------------------    --------------------
  Adjustments to Reconcile
   Net Income to Net Cash
   Provided by Operating
   Activities:
    Provision For Loan
     Losses                                                    209,038                  160,000                 235,000
    Depreciation                                               303,740                  326,718                 277,338
    Amortization                                                     0                        0                   1,119
    (Gain) on Sales of
    Investment Securities                                       (6,365)                 (23,578)                      0
    (Gain) on Sale of Branch                                  (434,797)                       0                       0
    (Gain) on Sales of Loans                                   (68,687)                (120,271)                      0
    Deferred Income Tax
     (Benefit)                                                  (7,415)                  14,083                  (9,968)
    Increase (Decrease) in
     Unearned Interest                                        (458,148)                (177,024)               (417,886)
    (Increase) Decrease in
     Unearned Loan Fees                                            700                  (19,802)                (15,715)
    Amortization of Premiums
     and Discounts on
     Investment Securities,
     Net                                                       (19,301)                  13,278                   7,995
    Federal Home Loan Bank
     Stock Dividends                                           (26,200)                 (22,500)                (18,600)
    (Increase) In Accrued
     Interest Receivable                                      (260,688)                (105,440)               (179,297)
    Decrease in Prepaid
     Expenses and Other                                         32,217                   23,766                   4,062
    (Increase) Decrease in
     Prepaid Income Taxes                                      (29,913)                  10,050                 (10,050)
    Increase (Decrease) In
     Accrued Interest
     Payable                                                   140,283                  (52,523)                108,468
    (Increase) Decrease In
     Income Taxes Payable                                     (108,302)                 108,302                  (9,499)
    Increase (Decrease) In
     Other Liabilities                                          21,113                   63,140                (245,451)
                                                 ----------------------    ---------------------    --------------------
      Total Adjustments                                       (712,725)                 198,199                (272,484)
                                                 ----------------------    ---------------------    --------------------
       Net Cash Provided By
        Operating Activities                                   584,347                1,380,615                 627,994
                                                 ----------------------    ---------------------    --------------------


The accompanying notes are an integral part of these financial statements.

                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             For the Years Ended
                 December 31,                             2000                     1999                    1998
                                                  ---------------------    ---------------------    -------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Net Proceeds from Sale
   of Branch                                                   676,148                        0                      0
  Purchases of Investment
   Securities Available
   for Sale                                                 (5,668,860)             (11,782,649)           (30,740,050)
  Principal Repayments on
   Mortgage-Backed Securities
   Available for Sale                                          892,074                1,457,869                897,250
  Maturities of Investment
   Securities Available
   for Sale                                                    111,907                6,250,000             14,000,000
  Increase in Loans                                        (11,923,316)             (18,483,255)            (2,709,342)
  Sales of Investment
   Securities Available
   for Sale                                                    496,875                1,487,641                      0
  Proceeds  From Sales
   of Loans                                                  6,695,387                8,221,961                      0
  Net Purchases of Premises
   and Equipment                                              (744,059)              (1,131,632)              (448,643)
  Proceeds From Sales of
   Foreclosed Real Estate                                      200,000                        0                      0
                                                  ---------------------    ---------------------    -------------------
  Net Cash Used In
   Investing Activities                                     (9,263,844)             (13,980,065)           (19,000,785)
                                                  ---------------------    ---------------------    -------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Increase in Deposits                                      13,491,507                  984,701             27,212,684
  Repayment of Federal Home
   Loan Bank Advances                                                0                        0                (43,121)
  Net Increase (Decrease)
   in Securities Sold
   Under Agreements to
   Repurchase                                               (2,413,694)               2,637,020                      0
  Purchase of Treasury Stock                                  (130,000)                       0                      0
                                                  ---------------------    ---------------------    -------------------
   Net Cash Provided By
    Financing Activities                                    10,947,813                3,621,721             27,169,563
                                                  ---------------------    ---------------------    -------------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                   2,268,316               (8,977,729)             8,796,772

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                           8,501,108               17,478,837              8,682,065
                                                  ---------------------    ---------------------    -------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                              $ 10,769,424             $  8,501,108            $17,478,837
                                                          =============            =============           ===========


The accompanying notes are an integral part of these financial statements.



                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


             For the Years Ended
                 December 31,                             2000                     1999                     1998
                                                  ---------------------    ---------------------    --------------------
Supplementary Disclosures
 of Cash Flow Information:
  Cash Paid During the
   Year for:
    Interest                                              $  4,458,100             $  3,982,913             $ 3,760,558
    Income taxes                                          $    932,785             $    513,289             $   599,100

Supplementary Disclosures of
 Noncash Investing
  Activities:
   Change in Unrealized Gain
    (Loss) on Investment
    Securities                                            $  1,164,413             $ (1,529,908)            $    71,066
   Change in Deferred Income
    Tax Associated With
    Unrealized Gain (Loss)
    on Investment Securities                              $    442,477             $   (581,365)            $    27,005
   Change in Net Unrealized
    Gain (Loss) on
    Investment Securities                                 $    721,936             $   (948,543)            $    44,061
   Issuance of Common Stock
    Dividend:
     Par                                                  $    255,400             $          0             $   232,630
     Capital in Excess of
      Par Value                                           $  1,072,680             $          0             $   930,520
     Reduction in Retained
      Earnings Due to
      Issuance of Common
      Stock Dividend                                      $  1,328,080             $          0             $ 1,163,150
     Acquisition of
      Foreclosed Real Estate                              $          0             $    210,292             $         0
      Sale of Branch:
       Assets Removed:
        Loans                                             $    626,848             $          0             $         0
        Premises and
         Equipment                                        $    780,662             $          0             $         0
        Accrued Interest
         Receivable                                       $      1,877             $          0             $         0
        Other Assets                                      $      4,200             $          0             $         0

       Liabilities Removed:
        Deposits                                          $ (1,169,512)            $          0             $         0
        Accrued Interest
         Payable                                          $     (2,724)            $          0             $         0



The accompanying notes are an integral part of these financial statements.

                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Company's subsidiary, First Central Bank (the Bank), provides a variety of banking services to individuals and businesses through its main office in Lenoir City and six branches located in Loudon, Tellico Village, Farragut, Kingston, and two in Blount County, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and installment loans. In 2000, the Company formed a new subsidiary, FCB Financial Services, Inc. for the purpose of selling insurance and investment products. This new subsidiary had no activity during the year 2000.

Principles of Consolidation - The consolidated financial statements include the accounts of First Central Bancshares, Inc., a bank holding company, and its wholly owned subsidiary, First Central Bank. All significant intercompany balances and transactions have been eliminated.

Consolidated Statements of Comprehensive Income - The Financial Accounting Standards Board SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The

Estimates - The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect certain reported amounts and disclosures. Accordingly, actual results could vary from those estimates.

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the southeastern United States, approximately $249,400 ($387,000 in 1999) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $16,000 ($15,000 in 1999) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $3,200 as of December 31, 2000 ($399,500 in 1999).

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

         Buildings and Land Improvements                          15 to 40 years
         Leasehold Improvements                                    7 to 31 years
         Furniture, Fixtures and Equipment                         5 to  7 years

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 555,427 in 2000 (513,281 and 507,465 in 1999 and 1998).

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

NOTE 2 - INVESTMENT SECURITIES

The Bank applies SFAS No. 115 for its accounting for investment securities. The amortized cost and estimated fair value of investment securities as of December 31, 2000 and 1999:

                                                         Investment Securities Available for Sale
                                                                Gross                 Gross             Estimated
                                        Amortized             Unrealized           Unrealized             Market
                                           Cost                 Gains                Losses               Value
                                     -----------------     -----------------    ------------------   -----------------
As of December 31,
 2000:
 Debt Securities:
  U.S. Treasury
   Securities and
   Obligations of
   U.S. Government
   Corporations and
   Agencies                       $        26,595,011   $            76,081  $          (353,708)          26,317,384
  Obligations of
   States and
   Political
   Subdivisions                             2,436,039                13,294              (22,952)           2,426,381
  Corporate Debt
   Securities                                 488,897                 3,758                    0              492,655
  Mortgage-Backed
                                     -----------------     -----------------    ------------------   -----------------
   Securities                               3,935,044                12,876              (21,720)           3,926,200
                                     -----------------     -----------------    ------------------   -----------------
                                           33,454,991               106,009             (398,380)          33,162,620
 Equity Securities:
  Stock in Federal
   Home Loan Bank
   of Cincinnati,
   at Cost                                    376,300                     0                    0              376,300
  Stock in Banker's
                                     -----------------     -----------------    ------------------   -----------------
   Bank, at Cost                               74,575                     0                    0               74,575
                                     -----------------     -----------------    ------------------   -----------------
                                  $        33,905,866   $           106,009  $          (398,380)          33,613,495
                                     =================     =================    ==================   =================



                                                         Investment Securities Available for Sale
                                    -----------------------------------------------------------------------------------
                                                               Gross                 Gross               Estimated
                                       Amortized            Unrealized             Unrealized              Market
                                          Cost                 Gains                 Losses                Value
                                    -----------------    ------------------    -------------------    -----------------
As of December 31,
 1999:
 Debt Securities:
  U.S. Treasury
   Securities and
   Obligations of
   U.S. Government
   Corporations
   and Agencies                  $        22,395,485  $                 0   $         (1,258,541)  $        21,136,944
  Obligations of
   States and
   Political
   Subdivisions                            2,163,640                  397                (91,694)            2,072,343
  Mortgage-Backed
                                    -----------------    ------------------    -------------------    -----------------
   Securities                              4,702,195                3,148               (110,093)            4,595,250
                                    -----------------    ------------------    -------------------    -----------------
                                          29,261,320                3,545             (1,460,328)           27,804,537
 Equity
  Securities:
   Stock in
    Federal Home
    Loan Bank
    of Cincinnati,
    at Cost                                  350,100                    0                      0               350,100
   Stock in
    Banker's Bank,
    at Cost                                   74,575                    0                      0                74,575
                                    -----------------    ------------------    -------------------    -----------------
                                 $        29,685,995  $             3,545   $         (1,460,328)  $        28,229,212
                                    =================    ==================    ===================    =================


The amortized cost and estimated market value of debt securities as of December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for Sale
                                          ----------------- --- ----------------
                                                          Estimated
                                              Amortized               Market
                                                 Cost                 Value
                                          -----------------     ----------------
Due in One Year or Less                 $           194,277   $          194,377
Due After One Year Through Five Years             8,613,304            8,562,244
Due After Five Years Through Ten Years           20,950,171           20,769,849
Due After Ten Years                               3,697,239            3,636,150
                                          -----------------     ----------------
 Total Debt Securities                  $        33,454,991   $       33,162,620
                                          =================     ================

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

Gross gains of $6,365 and $23,578 were realized on the sale of certain investment securities classified as available for sale during the years ended December 31, 2000 and 1999. There were no sales of investment securities classified as available for sale during the year ended December 31, 1998. Accordingly, no gross gains or gross losses were realized for the year ended December 31, 1998.

Investments with carrying values of approximately $6,704,000 and $5,144,000 were pledged to secure deposits of public funds as of December 31, 2000 and 1999, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial and consumer lending services to businesses and individuals primarily in the East Tennessee area. A summary of loans is as follows:

                                              2000                   1999
                                      -------------------   -------------------
Loans secured by real estate:
 Non farm-non-residential            $          9,023,810  $         13,232,573
 Construction and land development              9,632,736             9,814,058
 Residential and other properties              22,081,735            22,519,366
                                      -------------------   -------------------
  Total loans secured by real estate           40,738,281            45,565,997
Commercial and industrial loans                16,135,289            12,631,423
Consumer loans                                 19,244,834            13,511,471
Other loans                                     1,049,883               878,177
                                      -------------------   -------------------
                                               77,168,287            72,587,068

Less:  Allowance for Loan Losses                 (738,523)             (618,034)
           Unearned Interest                     (342,277)             (800,425)
           Unearned Loan Fees                     (17,609)              (16,909)
                                      -------------------   -------------------
                                     $         76,069,878  $         71,151,700
                                      ===================   ===================

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they become payable. Outstanding letters of credit were approximately $1,006,000 and $2,296,000 as of December 31, 2000 and 1999, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $16,670,000 and $13,701,000 as of December 31, 2000 and 1999, respectively. Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2000 and 1999, approximately $7,898,000 and $8,008,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.

Loans to executive officers, directors and their affiliates are as follows:

                                                     December 31,
                                        ----------------------------------------
                                               2000                  1999
                                        ------------------    -----------------
Loans at beginning of year             $         1,212,989   $        1,805,956
 Disbursements                                   1,142,518              928,647
 Repayments and Reclassifications                 (485,390)          (1,521,614)
                                         ------------------   -----------------
Loans at end of year                   $         1,870,117   $        1,212,989
                                         ==================   =================

The transactions in the allowance for loan losses are as follows:

                                                              2000                  1999                  1998
                                                        ------------------    ------------------    -----------------
Balance, Beginning of Year                           $           618,034   $           594,059   $          586,860
Provision - Charged to Expense                                   209,038               160,000              235,000
Recoveries of Loans Previously
 Charged Off                                                      57,318                59,653               56,762
Loans Charged Off                                               (145,867)             (195,678)            (284,563)
                                                        ------------------    ------------------    -----------------
Balance, End of Year                                 $           738,523   $           618,034   $          594,059
                                                        ==================    ==================    =================

Loans past due ninety days or more and still accruing interest totalled approximately $91,369 as of December 31, 2000 ($89,000 in 1999). There were loans totalling approximately $10,950 on which the accrual of interest had been discontinued as of December 31, 2000 ($34,000 in 1999).

As of December 31, 2000 and 1999, the Bank had loans amounting to approximately $944,335 and $658,000, respectively, that were specifically classified as impaired. The average individual loan balance of these impaired loans amounted to approximately $27,000 and $25,000, respectively, for the years ended December 31, 2000 and 1999. As of December 31, 2000 and 1999 the allowance for loan losses for impaired loans amounted to approximately $85,700 and $73,000. Also, interest income of $75,800 and $138,000 relating to these impaired loans was recognized for the years ended December 31, 2000 and 1999.

NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:
                                                 2000                  1999
                                        ------------------    -----------------
Land                                  $          1,463,470  $         1,689,970
Buildings                                        3,160,257            3,059,913
Furniture, Fixtures and Equipment                1,904,406            1,856,409
                                        ------------------    -----------------
                                                 6,528,133            6,606,292
Less Accumulated Depreciation                    1,759,175            1,496,991
                                        ------------------    -----------------
                                      $          4,768,958  $         5,109,301
                                        ==================    =================

NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                                2000                  1999
                                        ------------------    -----------------
Investment securities                 $            555,068  $           424,806
Loans                                              483,073              354,524
                                        ------------------    -----------------
                                      $          1,038,141  $           779,330
                                        ==================    =================
NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                               2000                   1999
                                     -------------------    -------------------
Demand Deposits:
 Noninterest-bearing accounts      $          18,541,376  $          13,920,661
 NOW and MMDA accounts                        23,767,510             27,648,830
 Savings accounts                              5,373,737              5,075,289
                                     -------------------    -------------------
  Total Demand Deposits                       47,682,623             46,644,780
                                     -------------------    -------------------
Term Deposits:
 Less than $100,000                           49,809,443             42,271,834
 $100,000 or more                             17,567,374             13,820,831
                                     -------------------    -------------------
  Total Term Deposits                         67,376,817             56,092,665
                                     -------------------    -------------------
                                   $         115,059,440  $         102,737,445
                                     ===================    ===================

As of December 31, 2000, the scheduled maturities of term deposits above are as follows:

           2001                                             $        44,998,132
           2002                                                       6,007,717
           2003`                                                     15,051,916
           2004                                                         591,145
           2005                                                         727,907
                                                              -----------------
                                                            $        67,376,817
                                                              =================

NOTE 7 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                              2000                  1999                  1998
                                                        ------------------    ------------------    -----------------
Deposits:
 NOW and MMDA Accounts                               $            911,896  $            862,001  $        $1,035,393
 Savings Accounts                                                 116,407               108,868               81,078
 Term Deposits                                                  3,531,340             2,959,521            2,748,943
                                                        ------------------    ------------------    -----------------
  Total Interest Expense
   on Deposits                                                  4,559,643             3,930,390            3,865,414
                                                        ------------------    ------------------    -----------------

Borrowings:
 Federal Funds Purchased                                           36,016                     0                    0
 FHLB Advances                                                          0                     0                3,612
                                                        ------------------    ------------------    -----------------
  Total Interest Expense
   on Borrowings                                                   36,016                     0                3,612
                                                        ------------------    ------------------    -----------------
   Total Interest Expense                            $          4,595,659  $          3,930,390  $        $3,869,026
                                                        ==================    ==================    =================

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors totaling $257,759 and $2,617,453 as of December 31, 2000 and 1999, respectively.

Securities sold under agreements to repurchase averaged approximately $738,000 and $971,000 during 2000 and 1999, respectively. The maximum amounts outstanding at any month-end during 2000 and 1999 were approximately $4,375,000 and $2,671,453, respectively.

NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

                                  2000                           1999                            1998
                      ------------------------------ ------------------------------ -------------------------------
                                         Percent                        Percent                        Percent
                                            of                             of                             of
                                          Pretax                         Pretax                         Pretax
                          Amount          Income         Amount          Income         Amount          Income
                      ---------------- ------------- ---------------- ------------- ---------------- -------------
Federal
 income
 tax at
 statutory
 rate                       $707,018         34.0 %        $621,567         34.0 %        $499,821         34.0 %
Tax
 exempt
 income                      (22,681)        (1.2)          (22,442)        (1.2)          (15,283)        (1.0)
State
 income,
 net                          82,347          4.0            68,470          3.7            54,216          3.7
Other,
                      ---------------- ------------- ---------------- ------------- ---------------- -------------
 net                          15,710           .8           (21,871)        (1.2)           30,829          2.0
                      ---------------- ------------- ---------------- ------------- ---------------- -------------

                            $782,394         37.6 %        $645,724         35.3 %        $569,583         38.7 %
                      ================ ============= ================ ============= ================ =============

Income
 taxes
 consist
 of:
  Current                   $789,809                       $631,641                       $579,551
  Deferred
                      ----------------               ----------------               ----------------
  (Benefit)                   (7,415)                        14,083                         (9,968)
                      ----------------               ----------------               ----------------
                            $782,394                      $654,724                        $569,583
                      ================               ================               ================

The net deferred tax asset in the December 31, 2000 and 1999 consolidated balance sheets includes the following components:

                                                  2000                 1999
                                          -----------------    -----------------
Deferred Tax Assets:
 Provision for Loan Losses             $           211,687  $           169,244
 Deferred Loan Fees                                  6,684                6,419
 Unrealized Holding Loss on
                                         -----------------    -----------------
  Investment Securities                            111,101              553,578
                                         -----------------    -----------------
   Total Deferred Tax Assets                       329,472              729,241
                                         -----------------    -----------------

Deferred Tax Liabilities:
 Depreciation                                       83,573               72,615
 FHLB Stock Dividends                               46,501               36,556
 Change in Accounting Method                             0                1,574
 Prepaid Items                                      26,805               20,021
 Other                                              14,192                5,012
                                         -----------------    -----------------
   Total Deferred Tax Liabilities                  171,071              135,778
                                         -----------------    -----------------
    Net Deferred Tax Assets            $           158,401  $           593,463
                                         =================    =================

NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary (401k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 2000, 1999, and 1998:

                                      401k
                        Matching           Profit Sharing           Total
                    ----------------     -----------------    -----------------
2000              $           10,084   $            86,282  $            96,366
1999                           7,452                70,484               77,936
1998                           7,201                66,644               73,845

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                   To be Well
                                                                   To Comply With               Capitalized Under
                                                                   Minimum Capital              Prompt Corrective
                                           Actual                   Requirements                Action Provisions
                                   ------------------------    ------------------------     --------------------------
                                     Amount        Ratio         Amount        Ratio          Amount         Ratio
                                   -----------    ---------    -----------    ---------     -----------    -----------
As of December 31,
 2000:
Total Capital (to
 Risk-Weighted
 Assets)                        $      11,450        13.3%  $       6,875        >8.0%   $       8,594         >10.0%
Tier I Capital
 (to Risk-
 Weighted Assets)               $      10,712        12.5%  $       3,438        >4.0%   $       5,157          >6.0%
Tier I Capital
 to Average
 Assets)                        $      10,712         8.8%  $       6,093        >5.0%   $       6,093          >5.0%

As of December 31,
 1999:
Total Capital (to
 Risk-Weighted
 Assets)                        $      10,166        12.4%  $       6,582        >8.0%   $       8,228         >10.0%
Tier I Capital
 to Risk-
 Weighted Assets)               $       9,548        11.6%  $       3,291        >4.0%   $       4,937          >6.0%
Tier I Capital
 to Average
 Assets)                        $       9,548         8.5%  $       5,628        >5.0%   $       5,628          >5.0%

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2000 and 1999, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Company as of December 31, 2000 and 1999.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31 are as follows:

                                                     2000                                       1999
                                    ----------------- -- ------------------    ------------------ -- ------------------
                                        Recorded             Estimated             Recorded              Estimated
                                          Book                 Fair                  Book                  Fair
FINANCIAL ASSETS:                        Value                 Value                 Value                 Value
                                    -----------------    ------------------    ------------------    ------------------
Cash and
 Cash Equivalents               $         10,769,424  $         10,769,424  $          8,501,108  $          8,501,108
 Investment
  Securities                    $         33,613,495  $         33,613,495  $         28,229,212  $         28,229,212
 Net Loans                      $         76,069,878  $         76,072,629  $         71,151,700  $         70,897,350

FINANCIAL
 LIABILITIES:
  Deposits                      $        115,059,440  $        115,108,958  $        102,737,445  $        105,324,926


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. Note 2 discusses the types of securities that the Company invests in.
Note 3 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc. (parent company only) is as follows:

                             CONDENSED BALANCE SHEET
                                December 31, 2000

Assets:
 Demand Balance With Subsidiary                           $               6,892
 Accounts Receivable - Subsidiary                                             0
 Prepaid Income Taxes                                                    10,722
 Investment in Subsidiary                                            10,712,223
                                                            -------------------
  Total Assets                                            $          10,729,837
                                                            ===================
Liabilities:
 Accrued Expenses                                         $                  15
                                                            -------------------
  Total Liabilities                                                          15
                                                            -------------------

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 564,361 Shares (513,281
  in 1999) Issued and Outstanding                                     2,821,805
 Treasury Stock                                                        (130,000)
 Capital in Excess of Par Value                                       5,430,199
 Retained Earnings                                                    2,607,818
                                                            -------------------
  Total Shareholders' Equity                                         10,729,822
                                                            -------------------
Total Liabilities and Shareholders' Equity                 $         10,729,837
                                                            ===================

                          CONDENSED STATEMENT OF INCOME
                          Year Ended December 31, 2000

Expenses                                                   $             17,538
                                                            -------------------
Loss Before Equity in Undistributed
 Earnings of Subsidiary                                                  17,538
Undistributed Earnings of Subsidiary                                  1,314,610
                                                            -------------------
  Net Income                                               $          1,297,072
                                                            ===================

                        CONDENSED STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2000

Operating Activities:
 Net Income                                                 $         1,297,072
                                                             ------------------
 Adjustments to Reconcile Net Income to
  Net Cash Used in Operating Activities:                                      0
   Undistributed Earnings of Subsidiary                              (1,314,610)
   Increase in Accounts Receivable - Subsidiary                             (10)
   Increase in Prepaid Income Taxes                                     (10,722)
   Decrease in Accrued Expenses                                              15
                                                             ------------------
    Total Adjustments                                                (1,325,327)
                                                             ------------------
     Net Cash Used in Operating Activities                              (28,255)
                                                             ------------------
Financing Activities:
   Dividends Received                                                   150,000
   Purchase of Treasury Stock                                          (130,000)
                                                             ------------------
      Net Cash Provided by Financing Activities                          20,000
                                                             ------------------
      Net Decrease in Demand Balance With Subsidiary                     (8,255)
Demand Balance With Subsidiary, Beginning of Year                        15,147
                                                             ------------------

Demand Balance With Subsidiary, End of Year                 $             6,892
                                                             ==================

NOTE 15 - STOCK DIVIDENDS

During 2000, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of February 14, 2000. An additional 51,080 shares of common stock were issued at $26 per share, and retained earnings were reduced by $1,328,080 in 2000 as a result of the stock dividend. The Holding Company did not declare a stock dividend in 1999. During 1998, the Holding Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of January 1, 1998. An additional 46,526 shares of common stock were issued at $25 per share, and retained earnings were reduced by $1,163,150 in 1998 as a result of the stock dividend.

NOTE 16 - TREASURY STOCK

During 2000, the Holding Company's board of directors approved the purchase of 5,000 shares of its common stock at $26 per share, which was funded by a cash dividend from the subsidiary.

NOTE 17 - STOCK OPTION PLAN

At the April 20, 2000 annual shareholders' meeting, shareholders approved the designation of 25,000 common stock shares of First Central Bancshares for stock options for employees, to be awarded at the discretion of the board of directors. No options have been granted to date.

NOTE 18 - BRANCH SALE

The Bank and Holding Company entered into an agreement effective October of 1999, to sell the Sweetwater branch. The total consideration of approximately $1,500,000 was for the opportunity to acquire the branch and for the branch itself and was payable in two components. The buyer paid $300,000 (received in
1999) upon the execution of the agreement. The $300,000 amount was nonrefundable, and as such, was recorded in the 1999 consolidated statement of income as Income from Non-Refundable Deposit on Sale of Branch. The remaining approximate $1,200,000 was paid at closing of the transaction in June of 2000. In addition, the buyer paid $167,188 for the operating loss of the branch from the date of the agreement to closing. Of this amount, $40,262, which was for the 1999 loss from the agreement date to December 31, 1999, is included in the $434,797 gain on sale of branch. The remainder, which was $126,926 and represented the loss of the branch from January 2000 to the closing in June of 2000, eliminated the loss of the branch for the year 2000.

NOTE 19 - EMPLOYMENT AGREEMENTS

The Bank has entered into employment agreements with the president and three other officers of the Bank. The agreements contain various provisions related to salary, benefits, and non-compete clauses.


                            FINANCIAL DATA SCHEDULES

                                   SCHEDULE I
                  AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                                 (IN THOUSANDS)

                                                                   2000                                      1999
                                                                  ------                                    ------
                                       Average                    Average        Average                    Average
                                       Balance      Interest       Yield         Balance       Interest      Yield
                                      ---------     --------      -------       --------       --------     -------
ASSETS
Federal Funds Sold                     $ 1,465          $ 95        6.48%       $ 6,281           $ 306       4.87%
Investment Securities:
Available for Sale:
 Taxable                                30,029         2,083        6.94%        26,089           1,710       6.55%
 Tax - Exempt                            2,417            86        3.56%         2,234              82       3.67%
Gross Loans,
 Including Fees                         75,093         7,000        9.32%        68,619           6,212       9.05%
                                       --------       ------        -----       --------         ------       -----
Total Interest
 Earning Assets                        109,004        $9,264        8.50%       103,223          $8,310       8.05%
                                                      ======        =====                        ======       =====

Cash and Due From Banks                  4,072                                    3,793
All Other Assets                         6,047                                    6,587
Less:
 Reserve for Loan Losses                  (669)                                    (622)
 Unearned Fees and
  Interest                                (611)                                  (1,510)
                                         ------                                 --------
Total Assets                          $117,843                                 $111,471
                                      =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Deposits:
 Time Deposits                        $ 60,071        $3,531        5.88%      $ 55,292          $2,960       5.35%
 Other Deposits                         31,240         1,029        3.29%        31,620             970       3.07%
Federal Funds Purchased                    493            36        7.30%             0               0       0.00%
                                          -----          ---       ------            ---             --       -----
Total Interest
 Bearing Liabilities                     91,804       $4,596        5.01%        86,912          $3,930       4.52%
                                                      ======        =====                        ======       =====
Non-Interest Bearing
 Deposits                                16,651                                  15,734
Total Cost of Funds                                                 4.24%                                     3.83%
                                                                    =====                                     ====-
All Other Liabilities                       145                                     361
Shareholders' Equity                     10,124                                   8,856
Unrealized Gain (Loss)
 on Securities Available
 for Sale                                 (881)                                    (392)
                                         ------                                   ------
Total Liabilities and
 Shareholders' Equity                 $117,843                                 $111,471
                                      =========                                =========

Net Interest Yield                                                  3.49%                                     3.53%
                                                                    =====                                     =====

Net Interest Margin                                                 4.28%                                     4.24%
                                                                    =====                                     =====


                                   SCHEDULE II
                              RATE/VOLUME ANALYSIS
                                 (IN THOUSANDS)




                                                             2000/1999                                  1999/1998
                                                            -----------                                -----------
                                                Increase (Decrease) due                    Increase (Decrease) due
                                                          to change in                               to change in
                                                         --------------                             --------------
                                        Average     Average                     Average      Average
                                        Balance       Rate       Total          Balance        Rate         Total
                                        -------      ------     -------         -------       ------       -------
INTEREST REVENUE
Federal Funds Sold                       $(312)       $101       $(211)         $ (330)        $(49)       $ (379)
Securities Available
 for Sale Taxable                          273         100         373             491           20           511
Securities Available
 for Sale, Tax Exempt                        7          (3)          4              33           (7)           26
Loans, Including Fees                     (603)        185         788             824         (329)          495
                                         ------       -----       -----           -----        -----         -----
Total Interest Revenue                     571         383         954           1,018         (365)          653

INTEREST EXPENSE

Interest Bearing
 Deposits                                  220         410         630             410         (348)           62
Other Short-Term
 Borrowings                                  0           0           0               0           (1)           (1)
Federal Funds Purchased                     36           0          36               0            0             0
                                           ----         ---        ----             ---          ---           ---
Total Interest Expense                   $ 256         410         666           $ 410         (349)           61
                                         ======       =====       =====          ======        =====          ====

Net Change in Net
 Interest Revenue                        $ 315        $(27)      $ 288           $ 608         $(16)        $ 592
                                         ======       =====      ======          ======        =====        ======


                                  SCHEDULE III
                            INTEREST RATE SENSITIVITY
                                 (IN THOUSANDS)

                                                                                                December 31, 2000
                                                0-3             4 MO           1 YR
                                             MONTHS          TO 1 YR        TO 5 YR        > 5 YR           TOTAL
                                            --------         --------      ---------      --------        --------
                                     ASSETS
Federal Funds Sold                         $  5,360          $     0        $     0       $    0          $ 5,360
Investments                                     284              998          9,513        22,818          33,613
Loans                                        25,203           10,609         41,027           329          77,168
                                           ---------        ---------      ---------      --------       ---------

Total Earning Assets                       $ 30,847         $ 11,607       $ 50,540       $23,147        $116,141
                                           =========        =========      =========      ========       =========

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing
 Deposits                                  $ 39,507         $ 25,933       $ 31,078           $ 0        $ 96,518
Non-Interest
 Bearing Deposits                            18,541                0              0             0          18,541
Securities Sold Under
 Agreements to Repurchase                       258                0              0             0         115,317
                                               -----              ---            ---           ---       ---------

Total Interest and
 Non-Interest
 Bearing Deposits                          $ 58,306         $ 25,933       $ 31,078         $   0        $115,317
                                           =========        =========      =========        ======       =========

Interest Rate
 Sensitivity Gap                           $(27,459)        $(14,326)      $ 19,462       $23,147           $ 824
                                           =========        =========      =========      ========          ======

Cumulative Interest
 Rate Sensitivity Gap                      $(27,459)        $(41,785)      $(22,323)        $ 824
                                           =========        =========      =========        ======

Net Repricing Gap as a
 Percentage of Total
 Earning Assets                             (23.64)%         (12.34)%        16.76%         19.93%          0.71 %
                                           =========        =========       ========       =======         =======

Cumulative Gap as a
 Percentage of Total
 Earning Assets                             (23.64)%         (35.98)%       (19.22)%         0.71%
                                           =========        =========      =========        ======


                                   SCHEDULE IV
                                 LOAN REPRICING
                                 (IN THOUSANDS)

                                                                                          December 31, 2000
                                                                          ----------------------------------
                                               0-3           4 MO           1 YR
                                            MONTHS        TO 1 YR        TO 5 YR        > 5 YR        TOTAL
                                           --------       --------      ---------      --------     --------
LOAN CATEGORY
 Real Estate -
  Commercial                                $ 3,367         $1,417         $5,527           $ 0      $10,311
 Real Estate -
  Construction and
  Land Development                            3,145          1,324          5,164             0        9,633
 Real Estate -
  Residential                                 6,792          2,859         11,143             0       20,794
 Commercial and
  Industrial                                  5,270          2,218          8,647             0       16,135
 Installment Loans -
  Consumer and Other                          6,629          2,791         10,546           329       20,295
                                            -------         ------        -------          ----      -------

Total                                       $25,203        $10,609        $41,027         $ 329      $77,168
                                            =======        =======        =======         =====      =======

                                   SCHEDULE V
                              NONPERFORMING ASSETS
                                 (IN THOUSANDS)



                                                              December 31,
                                                        2000                1999
                                                       -----                ----
Non-Accrual Loans                                       $ 11                $ 34
Loans Past Due > 90 Days                                  91                  89
Restructured Loans                                         0                   0
                                                        ----                  --
Total Non-Performing Assets                             $102                $123
                                                        ====                ====

                                   SCHEDULE VI
                          ANALYSIS OF LOAN LOSS RESERVE
                                 (IN THOUSANDS)



                                                            December 31,
                                                            ------------
                                                      2000                 1999
                                                      ----                 ----
Balance at Beginning of Period                        $618                 $594
                                                      ----                 ----
Charge-Offs:
Commercial, Financial & Agricultural                    37                    0
Real Estate - Construction                               0                    0
Real Estate - Mortgages                                  0                    0
Installment - Consumer                                 108                  196
Other                                                    0                    0
                                                        --                   --
Total Charge-Offs                                      145                  196
                                                      ----                 ----
Recoveries:
Commercial, Financial and Agricultural                  13                    0
Real Estate - Construction                               0                    0
Real Estate - Mortgages                                  0                    0
Installment - Consumer                                  44                   60
Other                                                    0                    0
                                                        --                   --
Total Recoveries                                        57                   60
                                                       ---                  ---
Net Charge-Offs                                         88                  136

Provision for Loan Losses                              209                  160
                                                     -----                -----
Balance at the End of the Period                      $739                 $618
                                                     =====                =====
Ratio of Net Charge-Offs to
 Average Loans Outstanding                            0.12%                0.20%
                                                     =====                =====


                                  SCHEDULE VII
                         ALLOCATION OF LOAN LOSS RESERVE
                                 (IN THOUSANDS)



                                                                                             December 31,
                                                                                 -------------------------
                                                        2000        % of Total      1999        % of Total
Commercial, Financial and
 Agricultural                                           $152              20%       $127              21%
Real Estate - Construction                               123              17%        108              17%
Real Estate - Mortgages                                  205              28%        113              18%
Installment - Consumer                                   255              34%        162              27%
Other                                                      4               1%        108              17%
Unallocated                                                0               0%          0               0%
                                                          --              ---         --              ---
                                                        $739             100%       $618             100%
                                                        ====             ====       ====             ====

                                  SCHEDULE VIII
                           RETURN ON ASSETS AND EQUITY
                                 (IN THOUSANDS)



                                                         2000              1999
                                                        ------            ------
Return on Average Assets                                 1.10%             1.06%

Return on Average Equity                                12.81%            13.35%
Dividend Payout Ratio                                    0.00%             0.00%

Average Equity to Average Assets                         8.59%             7.94%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent accountants on any matter of accounting or financial statement disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information appearing under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement relating to the 2001 Annual Meeting of the Stockholders is incorporated herein by reference.

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

Item 12. Certain Relationships and Related Transactions

The information appearing under the caption "Certain Relationships and Related Transactions" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

         No.                    Description
         ---                    -----------
         21                     Subsidiaries of the Registrant

     (b) Reports on Form 8-K. The registrant did not file any Current Reports on Form 8-K during the last fiscal year ending December 31, 2000.

FORM 1O-KSB

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FIRST CENTRAL BANCSHARES, INC.

Date:  3/30/01        By:  /s/ Ed F. Bell
                           --------------
                       Ed F. Bell Chairman, President and
                      Chief Executive Officer


Date:  3/30/01        By:  /s/ Willard D. Price
                           --------------------
                        Willard D. Price, Executive Vice
                      President and Chief Operating Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ed F. Bell                              /s/ Willard D. Price
---------------------------------           ------------------------------------
Ed F. Bell, Chairman, President             Willard D. Price, Executive Vice
 and Chief Executive Officer                  President and Chief Operating
 Director                                     Officer, Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------


/s/ Jack Hammontree                         /s/ Barry H. Gordon
---------------------------------           ------------------------------------
Jack Hammontree, Director                   Barry H. Gordon, Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------


/s/ Robert D. Grimes                        /s/ Gary Kimsey
---------------------------------           ------------------------------------
Robert D. Grimes, Director                  Gary Kimsey, Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------


/s/ G. Bruce Martin                         /s/ Peter G. Stimpson
---------------------------------           ------------------------------------
G. Bruce Martin, Director                   Peter G. Stimpson, Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------


/s/ Benny L. Shubert                        /s/ Ted L. Wampler, Jr.
---------------------------------           ------------------------------------
Benny L. Shubert, Director                  Ted L. Wampler, Jr., Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------


/s/ Guilford F. Tyler, Jr.                  /s/ James W. Wilburn, III
---------------------------------           ------------------------------------
Guilford F. Tyler, Jr., Director            James W. Wilburn, III, Director
Date:           3/30/01                     Date:           3/30/01
     ----------------------------                 ------------------------------

                                   EXHIBIT 21

                         Subsidiaries of the Registrant:


First Central Bank, a Tennessee banking corporation

FCB Financial Services, Inc., a Tennessee corporation