Form 10QSB
period 2001-03-31
FIRST CENTRAL BANCSHARES INC
filed 2001-05-15
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

                                 Yes [x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 564,361 on April 30, 2001.

                                   FORM 10-QSB
                                      Index
                                                                            Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
         (Unaudited) and December 31, 2000.....................................3

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 2001 and 2000 (Unaudited)...............4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2001 and 2000 (Unaudited)...............5

          Condensed Consolidated Statements of Comprehensive
          Income for the three months ended March 31, 2001
          and 2000 (Unaudited).................................................6

          Notes to Condensed  Consolidated  Financial Statements For the
          three month periods ended March 31,2001
          and 2000 (Unaudited).................................................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8-13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................13

     Item 2. Changes in Securities............................................13

     Item 3. Defaults upon Senior Securities..................................13

     Item 4. Submission of Matters to a Vote of
             Securities Holders...............................................13

     Item 5. Other Information................................................13

     Item 6. Exhibits and Reports on Form 8-K.................................13

Signatures....................................................................14

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                               (Unaudited)
                                                                                  March 31,         December 31,
                                                                                     2001               2000
                                                                                    ------             ------
-ASSETS-
 Cash and Due from Banks                                                          $ 5,008            $ 5,409
 Federal Funds Sold                                                                 8,929              5,360
                                                                                   -------            -------
    Total Cash and Cash Equivalents                                                13,937             10,769

 Investment Securities Available for Sale                                          33,008             33,614

 Loans, Net                                                                        78,906             76,070

 Premises and Equipment (Net)                                                       4,712              4,769
 Accrued Interest Receivable                                                          756              1,038
 Other Assets                                                                         212                320
                                                                                  --------              -----

TOTAL ASSETS                                                                     $131,531           $126,580
                                                                                 =========          =========

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                                                          $ 19,199           $ 18,541
   Interest Bearing                                                                99,644             96,518
                                                                                  --------           --------
    Total Deposits                                                                118,843            115,059

  Securities Sold Under Agreement to Repurchase                                       811                258
  Accrued Interest Payable                                                            492                529
  Other Liabilities                                                                   260                185
                                                                                     -----              -----
    Total Liabilities                                                             120,406            116,031
                                                                                 ---------          ---------

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares                                          2,822              2,822
  Additional Paid-In Capital                                                        5,430              5,430
  Treasury Stock                                                                    (130)              (130)
  Retained Earnings                                                                 2,865              2,608
  Accumulated Other Comprehensive Income (Loss)                                      138               (181)
                                                                                   ------             ------
   Total Stockholders' Equity                                                      11,125             10,549
                                                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $131,531           $126,580
                                                                                 =========          =========



See accompanying notes to financial statements.


                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                   (Unaudited)



                                                                                     (In Thousands Except
                                                                                      per Share Information)
                                                                                 ---------------------------
                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------
                                                                                  2001                 2000
                                                                                 ------               ------
INTEREST INCOME
 Loans                                                                           $1,830               $1,644
 Investment Securities                                                              530                  531
 Federal Funds Sold                                                                 109                   30
                                                                                   ----                 ----
  Total Interest Income                                                           2,469                2,205
                                                                                 ------               ------

INTEREST EXPENSE
 Deposits                                                                         1,267                1,106
 Securities Sold Under
  Agreement to Repurchase                                                             9                   20
 Federal Funds Purchased                                                            -0-                    1
                                                                                   ----                   --
  Total Interest Expense                                                          1,276                1,127
                                                                                 ------               ------

Net Interest Income                                                               1,193                1,078

PROVISION FOR LOAN LOSSES                                                            51                   10
                                                                                  -----                -----

Net Interest Income After
 Provision for Loan Losses                                                        1,142                1,068

NONINTEREST INCOME
 Service Charges on Demand Deposits                                                 238                  151
 Loan Fees and Other Service Charges                                                103                  103
 Other                                                                               15                   21
                                                                                  -----                 ----
  Total Noninterest Income                                                          356                  275
                                                                                   ----                 ----

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                                     593                  526
 Occupancy                                                                          108                  102
 Data Processing Fees                                                               110                  106
 Furniture and Equipment                                                             91                  109
 Federal Insurance Premiums                                                          12                   12
 Advertising and Promotion                                                           17                   29
 Office Supplies and Postage                                                         65                   63
 Other                                                                               84                   50
                                                                                  -----                -----
  Total Noninterest Expense                                                       1,080                  997
                                                                                 ------                 ----

INCOME BEFORE INCOME TAX                                                            418                  346

INCOME TAXES                                                                        161                  128
                                                                                   ----                -----

NET INCOME                                                                       $  257                $ 218
                                                                                 ======                =====

BASIC EARNINGS PER COMMON SHARE                                                  $ 0.46               $ 0.41
                                                                                 ======               ======


See accompanying notes to financial statements.
                                     Page 4


                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           -------------------
                                                                                         2001            2000
                                                                                        ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                          $    257           $ 218
                                                                                     ---------          ------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                                               51              10
   Depreciation                                                                            73              66
   Loss on Sale of Fixed Assets                                                             1             -0-
   Decrease(Increase) in Interest Receivable                                              282              (8)
   Increase(Decrease) in Interest Payable                                                 (37)             (3)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                                                            (23)             (5)
   FHLB Stock Dividends                                                                    (7)             (6)
   Increase (Decrease) in Other Assets                                                    (88)             51
   Increase (Decrease) in Other Liabilities                                                75             (65)
                                                                                      --------           -----
    Total Adjustments                                                                     327              40
                                                                                      --------        --------
     Net Cash Provided by Operating Activities                                            584             258
                                                                                      --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                                              8,092             175
 Purchase of Investment Securities Available
  for Sale                                                                             (6,941)         (4,919)
 (Increase) Decrease in Loans                                                          (2,887)         (2,225)
 Purchase of Premises and Equipment                                                       (17)           (120)
                                                                                          ----          ------
     Net Cash Used in Investing Activities                                             (1,753)         (7,089)
                                                                                      --------        --------

NET CASH FROM FINANCING ACTIVITIES
 Increase in Deposits                                                                   3,784           1,893
 Increase in Securities Sold
  Under Agreement to Repurchase                                                           553             460
 Increase in Federal Funds Purchased                                                      -0-             765
                                                                                          ----            ----
     Net Cash Provided by Financing Activities                                          4,337           3,118
                                                                                       -------         -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                   3,168          (3,713)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       10,769           8,501
                                                                                      --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 13,937         $ 4,788
                                                                                     =========        ========

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                                                            $ 1,313         $ 1,132
  Income Taxes                                                                            $ 4           $ -0-
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Loss on Investment Securities                                     $ 515            $ 22
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities                                              $ 196             $ 8
 Change in Net Unrealized Loss on Investment Securities                                 $ 319            $ 14
 Issuance of Common Stock Dividend:
  Par                                                                                   $ -0-           $ 256
  Additional Paid-in Capital                                                            $ -0-         $ 1,073
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                                                                         $ -0-         $ 1,329

See accompanying notes to financial statements.
                                     Page 5

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                 (In Thousands)



                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                         2001            2000
                                                                        ------          ------
Net Income                                                              $ 257           $ 218
                                                                        ------          ------
Other Comprehensive Income(Loss), Net of Tax:
 Unrealized Gains/Losses on Investment Securities                         515             (22)
  Less Income Taxes Related to Unrealized
  Gains/Losses on Investment Securities                                  (196)              8
                                                                        ------            ---
   Other Comprehensive Income(Loss), Net of Tax                           319             (14)
                                                                         -----           -----
Comprehensive Income                                                    $ 576          $ 204
                                                                        ======         ======














See accompanying notes to financial statements.
                                     Page 6

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2001 and 2000

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

The consolidated financial statements include the accounts of First Central Bancshares, Inc. and its wholly owned subsidiary, First Central Bank. In 2000, First Central Bank formed a new subsidiary, FCB Financial Services, Inc., for the purpose of selling insurance and investment products. This new subsidiary has not yet had any activity. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, results of operations, comprehensive income, and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2001 and
2000, the weighted average number of shares was 564,361 and 538,821, respectively. During the periods ended March 31, 2001 and 2000 the Company did not have any dilutive securities.

NOTE 4 - RECENT REGULATORY AND ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BALANCE SHEET ANALYSIS - COMPARISON AT MARCH 31, 2001 TO DECEMBER 31, 2000

Assets totaled $131.5 million as of March 31, 2001, as compared to $126.6 million as of December 31, 2000, an increase of 3.87%.

INVESTMENT SECURITIES

Investment securities were $33.0 million or 25.1% of total assets, as of March 31, 2001 an decrease of $0.6 million from $33.6 million as of December 31, 2000. During the three month period there were $8.1 million in calls, maturities, and principal paydowns offset primarily by the purchase of $6.9 million in agency and mortgage-backed securities and an increase in the market value of the investment portfolio of $0.5 million.

The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 18.92% of the portfolio as of March 31, 2001 and 11.68% as of December 31, 2000.

As of March 31, 2001 and December 31, 2000, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized gain on securities available for sale, net of tax was approximately $138,000 as of March 31, 2001, a change of approximately $319,000 from December 31, 2000, a result of considerable improvement in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first three months of 2001, total gross loans outstanding increased by approximately $2.7 million to $79.9 million as of March 31, 2001 from $77.2 million as of December 31, 2000 attributable primarily to $7.0 million in originated loans offset by amortization and payoffs of approximately $4.3 million. As of March 31, 2001 and December 31, 2000, net loans outstanding represented 60.0% and 60.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 2001 and December 31, 2000.

Table 1 - Loan Portfolio by Category
                                                                                         (In Thousands)
                                                                                   --------------------------
                                                                                  March 31,        December 31,
                                                                                    2001                2000
                                                                                   ------              ------
Loans secured by real estate:
 Commercial properties                                                           $20,700              $9,024
 Construction and land development                                                12,717               9,633
 Residential and other properties                                                 26,389              22,082
                                                                                 --------            --------
  Total loans secured by real estate                                              59,806              40,739
 Commercial and industrial loans                                                   6,432              16,135
 Consumer loans                                                                   13,381              19,245
 Other loans                                                                         329               1,050
                                                                                    -----             -------
                                                                                  79,948              77,169
 Less:  Allowance for loan losses                                                   (761)              (739)
        Unearned interest                                                           (255)              (342)
        Unearned loan fees                                                           (26)               (18)
                                                                                    -----              -----
   Loans, Net                                                                    $78,906             $76,070
                                                                                 ========            ========

                                     Page 8

As of March 31, 2001, there were outstanding commitments to advance construction funds and to originate loans in the amount of $7.2 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $12.9 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of March 31, 2001 and December 31, 2000, the allowance had a balance of approximately $761,000 and $739,000, respectively. There were approximately $-0-and $11,000 of loans on which the accrual of interest had been discontinued as of March 31, 2001 and December 31, 2000, respectively. There were approximately $998,000 in loans specifically classified as impaired as of March 31, 2001 as defined by SFAS No. 114 compared to $944,000 as of December 31, 2000. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)

                                                               3-31-01        % to        12-31-00       % to
Balance applicable to:                                         $ Amount      Total        $ Amount      Total
                                                               --------     -------       --------     -------
Commercial, Financial, and Agricultural                           $221       29.04%          $152       20.57%
Real Estate - Construction                                         150       19.71%           123       16.64%
Real Estate - Residential Mortgages                                107       14.06%           205       27.74%
Installment - Consumer Loans                                       269       35.35%           255       34.51%
Other                                                               14        1.84%             4        0.54%
                                                                  ----       ------          ----      -------
Total                                                             $761      100.00%          $739      100.00%
                                                                  ====      =======          ====      =======

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                                                            3-31-01      3-31-00
                                                                                          -------      -------
Balance, beginning of period                                                                 $739         $618
                                                                                             ----         ----

Charge-offs:
Commercial, financial, and agricultural                                                        10          -0-
Real estate - construction                                                                    -0-          -0-
Real estate - mortgage                                                                        -0-          -0-
Installment - customers                                                                        33           56
Other                                                                                         -0-          -0-

Recoveries:
Commercial, financial, and agricultural                                                       -0-          -0-
Real estate - construction                                                                    -0-          -0-
Real estate - mortgages                                                                       -0-          -0-
Installment - consumers                                                                        14           21
Other                                                                                         -0-          -0-
                                                                                             ----         ----

Net charge-offs                                                                                29           35
Additions to loan loss reserve                                                                 51           10
                                                                                             ----         ----
Balance, end of period                                                                       $761         $593
                                                                                             ====         ====

Ratio of net charge-offs to average loans outstanding                                        .04%         .05%


DEPOSITS

Deposits increased by $3.7 million to $118.8 million as of March 31, 2001 from $115.1 million as of December 31, 2000, an increase of 3.21%. Demand deposits, which include regular, money market, NOW and demand deposits, were $50.2 million, or 42.3% of total deposits, at March 31, 2001. Core deposits were 26.1% of total deposits at March 31, 2001. During the three month period, the Bank had increases in the balances in the demand deposit category of $2.5 million to $50.2 million as of March 31, 2001. Term deposit accounts were $68.6 million at March 31, 2001, an increase of $1.2 million compared to $67.4 million as of December 31, 2000. Table 4 summarizes the Bank's deposits by major category as of March 31, 2001 and December 31, 2000.

Table 4 - Deposits by Category
                                                                                           (In Thousands)
                                                                                   ---------------------------
                                                                                March 31,         December 31,
                                                                                    2001                 2000
                                                                                   ------               ------
Demand Deposits:
 Noninterest-bearing accounts                                                   $ 19,199             $ 18,541
 NOW and MMDA accounts                                                            25,121               23,768
 Savings accounts                                                                  5,920                5,374
                                                                                  ------               ------
  Total Demand Deposits                                                           50,240               47,683
                                                                                 -------              -------

Term Deposits:
 Less than $100,000                                                               50,780               49,809
 $100,000 or more                                                                 17,823               17,567
                                                                                 -------              -------
  Total Deposits                                                                  68,603               67,376
                                                                                 -------              -------
                                                                                $118,843             $115,059
                                                                                ========             ========

CAPITAL

During the three month period ended March 31, 2001, stockholders' equity increased by $576,000 to $11.1 million, due to net income for the period of $257,000, and the increase in net value of securities available for sale of $319,000.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 2001, the Bank held $33.0 million in available-for-sale securities and during the first three months of 2001 the Bank received $8.1 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $3.78 million during the same three month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at March 31, 2001.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2001, the Bank had approximately $811,000 of repurchase agreements outstanding.

As of March 31, 2001, the Bank had capital of $11.1 million, or 8.4% of total assets, as compared to $10.5 million, or 8.3%, at December 31, 2000. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital
                                                                          (Dollars in Thousands)
                                                                  -------------------------------------------
                                                                                                      Minimum
                                                               March 31,       December 31,        Regulatory
                                                                   2001               2000             Ratios
                                                                  ------             ------           --------
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          12.4%              12.5%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          13.3%              13.3%              8.00%
Leverage Ratio                                                     8.6%               8.8%         Up to 5.00%
Total Risk-Weighted Assets                                      $88,398            $85,943

As of March 31, 2001 and December 31, 2000, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH  31, 2001
AND 2000


GENERAL

The Bank reported net income of $257,000, or $0.46 per share for the three month period ended March 31, 2001 as compared with $218,000 or $0.41 per share for the same period in 2000, an increase of 17.9%.


NET INTEREST INCOME

Net interest income increased by $115,000 to $1.19 million for the three month period in 2001 from the comparable period in 2000. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 8.41% totaled $119.1 million as of March 31, 2001. In comparison in 2000, average interest earning assets, at a yield of 8.30%, totaled $106.9 million.

Interest income increased by $264,000 for the three month period in 2001 compared to the same period in 2000. This improvement is primarily attributable to an increase of approximately $12.2 million, or 11.4%, in the volume of average earning assets during the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. Interest income on loans increased by $186,000 over the same two periods primarily as a result of an increase of approximately $5.6 million in average loans outstanding. Over the same two periods, interest on investments decreased by $1,000 due to a relatively small increase of approximately $863,000 or 2.7% in the average balance of investments offset by a decrease in the yield on investments during the three month period. Interest income on Federal Funds Sold increased by $79,000 due to an increase in the average balance outstanding of $5.7 million over the same period in 2000.

Total interest expense increased $149,000 for the three month period ended March 31, 2001 compared to the same period in 2000. Interest on deposits increased as a result of an increase of approximately $9.6 million in average deposits over the same period in 2000. The average rate on interest-bearing liabilities increased to 5.23% for the three month period in 2001 from 5.01% in the comparable period of 2000.

Table 6 - Average Balances, Interest and Average Rates
                                                                        March 31
                                     -------------------------------------------------------------------------
                                              2001                 (in thousands)                  2000
                                     -------------------------------------------------------------------------
                                      Average                    Average     Average                   Average
                                      Balance      Interest        Rate      Balance       Interest      Rate
                                     ---------     --------       ------     --------      --------     ------
Assets:
Federal Funds Sold                    $ 7,863       $   109       5.62%      $ 2,134           $ 30      5.65%
Investments:
Securities--Taxable                    29,704           502       6.85%       29,323            510      7.00%
Securities--Non-Taxable                 2,882            28       3.94%        2,400             21      3.52%
Total Loans, Including
 Amortized Fees                        78,609         1,830       9.44%       73,025          1,644      9.05%
                                      --------       ------       -----      --------        ------      -----
Total Interest Earning
 Assets                               119,058         2,469       8.41%      106,882          2,205      8.30%
                                     ---------                              ---------

Cash and Due From Banks                 4,330                                  4,020
All Other Assets                        5,777                                  6,272
Loan Loss Reserve/
 Unearned Fees                         (1,055)                                (1,422)
                                      --------                               --------
TOTAL ASSETS                         $128,110                               $115,752
                                     =========                              =========

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits                        $ 67,910        $1,044       6.23%     $ 57,238           $840      5.90%
Other                                  30,209           223       2.99%       31,239            266      3.42%
Repurchase Agreements                     745             9       4.90%        1,972             20      4.08%
 Federal Funds
 Purchased                                -0-           -0-       0.00%           66              1      6.09%
                                         -----         ----        ----          ----         -----     ------
Total Interest-Bearing
 Liabilities                           98,864         1,276       5.23%       90,515          1,127      5.01%
                                      --------       ------        ----      --------        ------     ------
Net Interest Income                                  $1,193                                  $1,078
                                                     ======                                  ======
Non-Interest Bearing
 Deposits                              17,866                                 16,633
Total Cost of Funds                                               4.43%                                  4.23%
All Other Liabilities                     622                                    111
Stockholders Equity                    10,843                                  9,548
Unrealized Gain/Loss on
 Securities                               (85)                                (1,055)
                                     ---------                               --------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                 $128,110                               $115,752
                                     =========                              =========
Net Interest Yield                                                3.18%                                  3.29%
Net Interest Margin                                               4.06%                                  4.06%

Table 7 - Interest Rate Sensitivity
(In Thousands)                                                                 March 31, 2001
                                                                -----------------------------------------------
                                                     Less       One Year     Greater         Non-
                                                     Than       Through       Than        Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  --------      --------     -------     ---------      -------
Assets:
Federal Funds Sold                                $ 8,929                                               $ 8,929
Investments                                        13,802         5,183       14,023                     33,008
Loans                                              60,658        18,093          155                     78,906
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                                                              10,688        10,688
                                                         -             -           -      --------      -------
                                                   83,389        23,276       14,178       10,688       131,531
                                                  --------      --------     -------      --------     --------
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits                          74,574        25,070                                  99,644
Non-Interest Bearing Deposits                                                              19,099        19,099
Repurchase Agreements                                 811                                                   811
Federal Funds Purchased                               -0-                                                   -0-
Noninterest Bearing Liabilities
 and Stockholders' Equity                                                                  11,977        11,977
                                                         -             -           -      --------      -------
Total                                              75,385        25,070          -0-       31,076       131,531
                                                  --------      --------        ----      --------     --------
Interest Rate Sensitivity Gap                       8,004        (1,794)      14,178       20,388           -0-
                                                  --------      --------     -------      --------         ----
Cumulative Interest Rate
 Sensitivity Gap                                  $ 8,004       $ 6,210      $20,388        $ -0-         $ -0-
                                                  ========      ========     =======        ======        =====

NONINTEREST INCOME

Total noninterest income was $356,000 for the three month period ended March 31, 2001 as compared to $275,000 for the same period in 2000, an increase of $81,000. The increase in noninterest income was primarily due to the restructuring of our deposit fees and the introduction of a new overdraft protection checking account. Noninterest income is comprised primarily of customer service fees, loan fees, and other items.

NONINTEREST EXPENSE

Total noninterest expense was $1,080,000, or 0.84% of average total assets, for the three month period ended March 31, 2001 as compared to $997,000, or 0.86%, for the same period in 2000. Salaries and employee benefits, occupancy and equipment, data processing fees and office supplies and postage are categories of expenses with increases when comparing the two periods. The decrease in the percentage of operating expenses resulted from the increase in average total assets of approximately $12.4 million for the year ended March 31, 2001.

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

During the three month period ending March 31, 2001, the Bank recorded $161,000 in tax expense which resulted in an approximate effective rate of 38.5%. Comparably, in 2000, the Bank recorded $128,000 in tax expense, resulting in an approximate effective rate of 37.0%.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 1 - OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders
              None.
Item 5.       Other Information
              None.
Item 6.       Exhibits and Reports on Form 8-K
              None.

                                 FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 FIRST CENTRAL BANCSHARES, INC.

Date: May 15,2001          By:   /s/ Ed F. Bell
                                 -----------------------------------------
                                 Ed F. Bell, Chairman, President
                                 and Chief Executive Officer

Date: May 15,2001          By:   /s/ Ralph Micalizzi
                                 -----------------------------------------
                                 Ralph Micalizzi, Vice President, Cashier
                                  and Controller, First Central Bank