Form 10QSB
period 2001-06-30
FIRST CENTRAL BANCSHARES INC
filed 2001-08-09
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

         The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 564,361 on July 31, 2001.

                                   FORM 10-QSB
                                      Index
                                                                            Page
                                                                          Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001(Unaudited) and December 31, 2000...............3

                  Condensed Consolidated Statements of Income for the
                  the three months and six months ended June 30, 2001
                  and 2000(Unaudited)..........................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2001 and 2000(Unaudited)...........5

                  Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2001 and 2000(Unaudited)..........................................6

                  Notes to Condensed Consolidated Financial Statements
                  for the six month periods ended June 30, 2001
                  and 2000(Unaudited)........................................7-8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............9-14


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings...........................................14

      Item 2.     Changes in Securities.......................................14

      Item 3.     Defaults upon Senior Securities.............................14

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders....................................14-15

      Item 5.     Other Information...........................................15

      Item 6.     Exhibits and Reports on Form 8-K............................15

Signatures....................................................................16

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                               (Unaudited)
                                                                                June 30,         December 31,
                                                                                     2001               2000
                                                                                    ------             ------
-ASSETS-
 Cash and Due from Banks                                                          $ 4,854            $ 5,409
 Federal Funds Sold                                                                12,821              5,360
                                                                                  --------            -------
    Total Cash and Cash Equivalents                                                17,675             10,769

 Investment Securities Available for Sale                                          28,566             33,614

 Loans, Net                                                                        83,812             76,070

 Premises and Equipment (Net)                                                       4,612              4,769
 Accrued Interest Receivable                                                          903              1,038
 Other Assets                                                                         173                320
                                                                                  --------              -----
TOTAL ASSETS                                                                     $135,741           $126,580
                                                                                 =========          =========
-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                                                          $ 20,368           $ 18,541
   Interest Bearing                                                               102,978             96,518
                                                                                 ---------           --------
    Total Deposits                                                                123,346            115,059

  Securities Sold Under Agreement to Repurchase                                       209                258
  Accrued Interest Payable                                                            510                529
  Other Liabilities                                                                   159                185
                                                                                     -----              -----
    Total Liabilities                                                             124,224            116,031
                                                                                 ---------          ---------

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares                                          2,822              2,822
  Additional Paid-In Capital                                                        5,430              5,430
  Treasury Stock                                                                      -0-              (130)
  Retained Earnings                                                                 3,128              2,608
  Accumulated Other Comprehensive Income (Loss)                                      137               (181)
                                                                                  -------             ------
   Total Stockholders' Equity                                                      11,517             10,549
                                                                                  --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $135,741           $126,580
                                                                                 =========          =========












See accompanying notes to financial statements.


                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


                                                                   (In Thousands Except
                                                                    per Share Information)
                                                     -------------------------------------------------------
                                                     Three Months Ended                    Six Months Ended
                                                            June 30,                           June 30,
                                                     -------------------                   -----------------
                                                2001               2000           2001                 2000
                                               ------             ------         ------               ------
INTEREST INCOME
 Loans                                         $1,885             $1,710         $3,715               $3,347
 Investment Securities                            488                555          1,018                1,086
 Federal Funds Sold                               104                  4            213                   34
                                                 ----                ---           ----                 ----
  Total Interest Income                         2,477              2,269          4,946                4,467
                                               ------             ------         ------               ------

INTEREST EXPENSE
 Deposits                                       1,239              1,017          2,506                2,123
 Securities Sold Under
  Agreements to Repurchase                          4                  4             13                   24
 Federal Funds Purchased                          -0-                 21            -0-                   22
                                                 ----                ---           ----                  ---
  Total Interest Expense                        1,243              1,042          2,519                2,169
                                               ------             ------         ------               ------

Net Interest Income                             1,234              1,227          2,427                2,298

PROVISION FOR LOAN LOSSES                          66                144            117                  154
                                                  ---               ----           ----                 ----

Net Interest Income After
 Provision for Loan Losses                      1,168              1,083          2,310                2,144
                                               ------             ------         ------               ------

NONINTEREST INCOME
 Service Charges on
  Demand Deposits                                 275                179            513                  330
 Loan Fees and Other
  Service Charges                                 144                 89            247                  199
 Gain on Sale of Branch                             0                430              0                  430
 Other                                              2                 23             17                   44
                                                -----                ---           ----                 ----
 Total Noninterest Income                         421                721            777                1,003
                                               ------               ----         ------               ------


NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                                        637                471          1,230                  998
 Occupancy                                        105                 84            213                  185
 Data Processing Fees                             149                110            259                  216
 Furniture and Equipment                           84                 71            175                  180
 Federal Insurance Premiums                        12                 12             24                   23
 Advertising and Promotion                         26                 30             43                   59
 Office Supplies and Postage                       66                 45            131                  109
 Other                                             86                 76            170                  126
                                                 ----                ---          -----                 ----
 Total Noninterest Expense                      1,165                899          2,245                1,896
                                               ------               ----         ------               ------

INCOME BEFORE INCOME TAX                          424                905            842                1,251

INCOME TAXES                                      161                331            322                  459
                                                 ----               ----           ----                 ----

NET INCOME                                      $ 263              $ 574         $  520                $ 792
                                                =====              =====         ======                =====

BASIC EARNINGS PER COMMON
 SHARE                                         $ 0.46             $ 1.04         $ 0.92               $ 1.44
                                               ======             ======         ======               ======



See accompanying notes to financial statements.


                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                                                             Six Months Ended
                                                                                                   June 30,
                                                                                        ----------------------
                                                                                         2001            2000
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                             $ 520           $ 792
                                                                                        ------          ------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                                              117             154
   Depreciation                                                                           145             152
   Loss on Sale of Fixed Assets                                                            14             -0-
   Decrease (Increase) in Interest Receivable                                             135            (193)
   Increase (Decrease) in Interest Payable                                                (19)             22
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                                                            (25)            (10)
   FHLB Stock Dividends                                                                   (14)             (7)
   Gain on Sale of Branch                                                                 -0-            (430)
   Decrease in Other Assets                                                               (48)            (59)
   Increase (Decrease) in Other Liabilities                                               (26)             86
                                                                                        ------            ----
    Total Adjustments                                                                     279            (285)
                                                                                      --------          ------
     Net Cash Provided by Operating Activities                                            799             507
                                                                                       -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                                             12,541             468
 Purchase of Investment Securities Available
  for Sale                                                                             (6,941)         (4,919)
 (Increase) in Loans                                                                   (7,859)         (3,811)
 Purchase of Premises and Equipment                                                       (21)           (320)
 Sales of Premises and Equipment                                                           19           1,210
                                                                                       -------         -------
     Net Cash Used in Investing Activities                                             (2,261)         (7,372)
                                                                                      --------        --------

NET CASH FROM FINANCING ACTIVITIES
 Increase in Deposits                                                                   8,287           5,167
 Decrease in Securities Sold Under
  Agreement to Repurchase                                                                 (49)         (2,433)
 Increase in Federal Funds Purchased                                                      -0-             650
 Purchase of Common Stock                                                                 -0-            (130)
 Sale of Treasury Stock                                                                   130             -0-
                                                                                        ------          ------
     Net Cash Provided by Financing Activities                                          8,368           3,254
                                                                                       -------         -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                   6,906          (3,611)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       10,769           8,501
                                                                                      --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $17,675         $ 4,890
                                                                                      ========        ========

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                                                            $ 2,538         $ 2,147
  Income Taxes                                                                          $ 360           $ 597
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Loss on Investment Securities                                     $ 513         $   120
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Loss on Investment Securities                                              $ 195          $   45
 Change in Net Unrealized Loss on Investment Securities                                 $ 318          $   75
 Issuance of Common Stock Dividend:
  Par                                                                                   $ -0-           $ 256
  Additional Paid-in Capital                                                          $   -0-         $ 1,073
  Reduction in Retained Earnings Due to Issuance of
   Common Stock                                                                       $   -0-         $ 1,329

See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                 (In Thousands)



                                                          Three Months Ended                 Six Months Ended
                                                                  June 30,                        June 30,
                                                              ----------------               ----------------
                                                         2001            2000            2001           2000
                                                       --------         ------          ------        -------
Net Income                                               $ 263          $ 574           $ 520          $ 792
                                                         ------         ------          ------         ------

Other Comprehensive Income
 (Loss), Net of Tax:
  Unrealized Gains/Losses on
   Investment Securities                                    (2)           (98)            513           (120)
 Less Reclassification
   Adjustment for Gains
  Included in Net Income                                   -0-            -0-             -0-            -0-
 Less Income Taxes Related
  to Unrealized Gains/Losses
   on Investment Securities                                  1             37            (195)            45
                                                        -------        -------          ------         ------
   Other Comprehensive Income
    (Loss), Net of Tax                                      (1)           (61)            318            (75)
                                                        -------         ------          ------         ------

Comprehensive Income                                    $  262         $  513           $ 838         $  717
                                                        ======         =======          ======        =======

































See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             June 30, 2001 and 2000


NOTE 1 - ORGANIZATION AND BUSINESS

First Central Bancshares, Inc. (the Company) was incorporated in 1993 for the purpose of becoming a one bank holding company. On April 3, 1993, the Company acquired 100% of First Central Bank (the Bank) through a share exchange agreement approved by the shareholders of the Bank. The investment in the Bank represents virtually all of the assets of First Central Bancshares, Inc.

The consolidated financial statements include the accounts of First Central Bancshares, Inc. and its wholly owned subsidiary, First Central Bank. All significant intercompany transactions and balances have been eliminated.

The Company's subsidiary, First Central Bank, formed a new subsidiary, FCB Financial Services, Inc. in 2000. This new subsidiary is a financial services company authorized by the State of Tennessee to sell insurance and investments. FCB Financial Services, Inc. has had no activity as of June 30, 2001.



NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, results of operations and comprehensive income for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations and comprehensive income for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.



NOTE 3 - STOCK OPTION PLAN

On April 20, 2000, the stockholders of the Company approved a stock option plan which reserves 25,000 shares of the Company's common stock for present and future employees as an incentive for long-term employment. As of June 30, 2001, the plan has not been implemented and no options have been awarded.



NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2001 and 2000 the weighted average number of shares was 564,361 and 551,579, respectively. During the period ended June 30, 2001 and 2000 the Company did not have any dilutive securities.

NOTE 5 - RECENT REGULATORY AND ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BALANCE SHEET ANALYSIS - COMPARISON AT JUNE 30, 2001 TO DECEMBER 31, 2000

Assets totaled $135.7 million as of June 30, 2001, as compared to $126.6 million as of December 31, 2000, an increase of 7.19%.


INVESTMENT SECURITIES

Investment securities were $28.6 million or 21.1% of total assets, as of June 30, 2001 a decrease of $5.0 million from $33.6 million as of December 31, 2000. During the six month period there were $12.5 million in calls, maturities, and principal paydowns offset primarily by the purchase of $6.9 million in agency and mortgage-backed securities and an increase in the market value of the investment portfolio of $0.5 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 20.45% of the portfolio as of June 30, 2001 and 11.68% as of December 31, 2000.

As of June 30, 2001 and December 31, 2000, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized gain on securities available for sale, net of tax was approximately $137,000 as of June 30, 2001, a change of approximately $318,000 from December 31, 2000, a result of considerable improvement in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During the first six months of 2001, total gross loans outstanding increased by approximately $7.6 million to $84.8 million as of June 30, 2001 from $77.2 million as of December 31, 2000 attributable primarily to $16.5 million in originated loans offset by amortization and payoffs of approximately $8.9 million. As of June 30, 2001 and December 31, 2000, net loans outstanding represented 61.7% and 60.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of June 30, 2001 and December 31, 2000.

Table 1 - Loan Portfolio by Category
                                                                                        (In Thousands)
                                                                                   --------------------------
                                                                                 June 30,        December 31,
                                                                                    2001                2000
                                                                                   ------             -------
Loans secured by real estate:
 Commercial properties                                                           $18,720             $ 9,024
 Construction and land development                                                16,089               9,633
 Residential and other properties                                                 27,846              22,082
                                                                                 --------            --------
  Total loans secured by real estate                                              62,655              40,739
 Commercial and industrial loans                                                  10,681              16,135
 Consumer loans                                                                   11,135              19,245
 Other loans                                                                         335               1,050
                                                                                    -----             -------
                                                                                  84,806              77,169
 Less:  Allowance for loan losses                                                   (782)              (739)
        Unearned interest                                                           (184)              (342)
        Unearned loan fees                                                           (28)               (18)
                                                                                    -----              -----
   Loans, Net                                                                    $83,812             $76,070
                                                                                 ========            ========

As of June 30, 2001, there were outstanding commitments to advance construction funds and to originate loans in the amount of $5.1 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $16.0 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of June 30, 2001 and December 31, 2000, the allowance had a balance of approximately $782,000 and $739,000, respectively. There were approximately $-0-and $11,000 of loans on which the accrual of interest had been discontinued as of June 30, 2001 and December 31, 2000, respectively. There were approximately $887,000 in loans specifically classified as impaired as of June 30, 2001 as defined by SFAS No. 114 compared to $944,000 as of December 31, 2000. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the six month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)


                                                               6-30-01        % to        12-31-00       % to
Balance applicable to:                                         $ Amount      Total        $ Amount      Total
                                                               --------     -------       --------     -------
Commercial, financial, and agricultural                           $247       31.59%          $152       20.57%
Real Estate - Construction                                         171       21.87%           123       16.64%
Real Estate - Mortgages                                            105       13.42%           205       27.74%
Installment - Consumers                                            230       29.42%           255       34.51%
Other                                                               29        3.70%             4        0.54%
                                                                  ----       ------          ----      -------

Total                                                             $782      100.00%          $739      100.00%
                                                                  ====      =======          ====      =======

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                                                            6-30-01      6-30-00
                                                                                           ------       ------
Balance, beginning of period                                                                 $739         $618
                                                                                             ----         ----
Charge-offs:
Commercial, financial, and agricultural                                                        10           17
Real estate - construction                                                                    -0-          -0-
Real estate - mortgage                                                                        -0-          -0-
Installment - customers                                                                        91           56
Other                                                                                         -0-          -0-

Recoveries:
Commercial, financial, and agricultural                                                       -0-            5
Real estate - construction                                                                    -0-          -0-
Real estate - mortgages                                                                       -0-          -0-
Installment - consumers                                                                        27           25
Other                                                                                         -0-            6
                                                                                              ---         ----
Net charge-offs                                                                                74           37
Additions to loan loss reserve                                                                117          154
                                                                                             ----         ----
Balance, end of period                                                                       $782         $735
                                                                                             ====         ====

Ratio of net charge-offs to average loans outstanding                                        .09%         .05%

DEPOSITS

Deposits increased by $8.2 million to $123.3 million as of June 30, 2001 from $115.1 million as of December 31, 2000, an increase of 7.12%. Demand deposits, which include regular, money market, NOW and demand deposits, were $53.1 million, or 43.1% of total deposits, at June 30, 2001. Core deposits were 26.5% of total deposits at June 30, 2001. During the six month period, the Bank had increases in the balances in the demand deposit category of $5.4 million to $53.1 million as of June 30, 2001. Term deposit accounts were $70.2 million at

June 30, 2001, an increase of $2.8 million compared to $67.4 million as of December 31, 2000. Table 4 summarizes the Bank's deposits by major category as of June 30, 2001 and December 31, 2000.

Table 4 - Deposits by Category
                                                                                         (In Thousands)
                                                                                   ---------------------------
                                                                                 June 30,         December 31,
                                                                                    2001                 2000
                                                                                   ------               ------
Demand Deposits:
 Noninterest-bearing accounts                                                   $ 20,368             $ 18,541
 NOW and MMDA accounts                                                            26,598               23,768
 Savings accounts                                                                  6,157                5,374
                                                                                  ------               ------
  Total Demand Deposits                                                           53,123               47,683
                                                                                 -------              -------

Term Deposits:
 Less than $100,000                                                               52,163               49,809
 $100,000 or more                                                                 18,060               17,567
                                                                                 -------              -------
  Total Deposits                                                                  70,223               67,376
                                                                                 -------              -------
                                                                                $123,346             $115,059
                                                                                ========             ========

CAPITAL

During the six month period ended June 30, 2001, stockholders' equity increased by $968,000 to $11.5 million, due to net income for the period of $520,000, the increase in value of securities available for sale of $318,000, and the sale of treasury stock for $130,000.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of June 30, 2001, the Bank held $28.6 million in available-for-sale securities and during the first six months of 2001 the Bank received $12.5 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $8.3 million during the same six month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at June 30, 2001.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2001, the Bank had $209,000 of repurchase agreements outstanding.

As of June 30, 2001, the Bank had capital of $11.5 million, or 8.5% of total assets, as compared to $10.5 million, or 8.3%, at December 31, 2000. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital
                                                                            (Dollars in Thousands)
                                                                  --------------------------------------------
                                                                                                      Minimum
                                                                June 30,       December 31,        Regulatory
                                                                   2001               2000             Ratios
                                                                  ------             ------           --------
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          12.3%              12.5%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          13.1%              13.3%              8.00%
Leverage Ratio                                                     8.5%               8.8%         Up to 5.00%
Total Risk-Weighted Assets                                      $91,685            $85,943

As of June 30, 2001 and December 31, 2000, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


GENERAL

The Bank reported net income of $520,000, or $0.92 per share for the six month period ended June 30, 2001 as compared with $792,000 or $1.44 per share for the same period in 2000, a decrease of 34.3%. Net income was higher in 2000 due to the sale of a branch in the second quarter of 2000 for a gain of $430,000.


NET INTEREST INCOME

Net interest income increased by $129,000 to $2.4 million for the six month period in 2001 from the comparable period in 2000. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 8.24% totaled $121.0 million as of June 30, 2001. In comparison in 2000, average interest earning assets, at a yield of 8.32%, totaled $107.3 million.

Interest income increased by $479,000 for the six month period in 2001 compared to the same period in 2000. This improvement is primarily attributable to an increase of approximately $13.6 million, or 12.7%, in the volume of average earning assets during the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. Interest income on loans increased by $368,000 over the same two periods primarily as a result of an increase of approximately $7.0 million in average loans outstanding. Over the same two periods, interest on investments decreased by $68,000 due to a decrease of approximately $799,000 or 2.5% in the average balance of investments and a decrease in the yield on investments during the six month period. Interest income on Federal Funds Sold increased by $179,000 due to an increase in the average balance outstanding of $7.5 million over the same period in 2000.

Total interest expense increased $350,000 for the six month period ended June 30, 2001 compared to the same period in 2000. Interest on deposits increased as a result of an increase of approximately $10.1 million in average deposits over the same period in 2000. The average rate on interest-bearing liabilities increased to 5.08% for the six month period in 2001 from 4.76% in the comparable period of 2000.

Table 6 - Average Balances, Interest and Average Rates
                                                                        June 30
                                      ------------------------------------------------------------------------
                                                                          2001        (in thousands)     2000
                                      ------------------------------------------------------------------------
                                      Average                    Average     Average                   Average
                                      Balance      Interest        Rate      Balance       Interest      Rate
                                      --------     --------       ------     --------      --------     ------
Assets:
Federal Funds Sold                   $  8,682         $ 213       4.95%      $ 1,209         $   34      5.62%
Investments:
Securities--Taxable                    28,426           962       6.82%       29,757          1,044      7.02%
Securities--Non-Taxable                 2,932            56       3.85%        2,400             42      3.50%
Total Loans, Including
 Amortized Fees                        80,938         3,715       9.26%       73,985          3,347      9.05%
                                      --------       ------       -----      --------        ------      -----
Total Interest Earning
 Assets                               120,978         4,946       8.24%      107,351          4,467      8.32%
                                     ---------                              ---------
Cash and Due From Banks                 4,426                                  3,910
All Other Assets                        5,677                                  6,960
Loan Loss Reserve/
 Unearned Fees                         (1,030)                                (1,363)
                                      --------                               --------
TOTAL ASSETS                         $130,051                               $116,858
                                     =========                              =========
Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits                         $ 69,275        2,081       6.06%     $ 57,494          1,596      5.55%
Other                                   30,088          425       2.85%       31,792            527      3.32%
Repurchase Agreements                      587           13       4.47%        1,142             24      4.20%
 Federal Funds
 Purchased                                 -0-          -0-         N/A          620             22      7.10%
                                          ----         ----       -----         -----          ----     ------
Total Interest-Bearing
 Liabilities                            99,950        2,519       5.08%       91,048          2,169      4.76%
                                       -------       ------       -----      --------        ------      -----
Net Interest Income                                  $2,427                                  $2,298
                                                     ======                                  ======
Non-Interest Bearing
 Deposits                               18,499                                16,479
Total Cost of Funds                                               4.29%                                  4.03%
All Other Liabilities                      888                                   593
Stockholders Equity                     10,712                                 9,801
Unrealized Gain/Loss on
 Securities                                  2                                (1,063)
                                       -------                               --------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                  $130,051                              $116,858
                                      ========                              =========
Net Interest Yield                                                3.16%                                  3.56%
Net Interest Margin                                               4.05%                                  4.28%

Table 7 - Interest Rate Sensitivity
(In Thousands)                                                             June 30, 2001
                                                  -------------------------------------------------------------
                                                     Less       One Year     Greater         Non-
                                                     Than       Through       Than        Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  --------      --------     -------     ---------      -------
Assets:
Federal Funds Sold                               $ 12,821                                              $ 12,821
Investments                                        11,367         4,218       12,981                     28,566
Loans                                              64,215        20,419          172                     84,806
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                                                               9,548         9,548
                                                  --------      --------     -------       -------     --------
                                                   88,403        24,637       13,153        9,548       135,741
                                                  --------      --------     -------       -------     --------
Liabilities and Stockholders'
 Equity:
Interest-Bearing Deposits                          59,687        43,291                                 102,978
Non-Interest Bearing Deposits                                                              20,368        20,368
Repurchase Agreements                                 209                                                   209
Noninterest Bearing Liabilities
 and Stockholders' Equity                                                                  12,186        12,186
                                                  --------      --------     -------       -------     --------
Total                                              59,896        43,291          -0-       32,554       135,741
                                                  --------      --------        ----      --------     --------
Interest Rate Sensitivity Gap                      28,507       (18,654)      13,153      (23,006)          -0-
                                                 ---------     ---------     -------     ---------         ----
Cumulative Interest Rate
 Sensitivity Gap                                 $ 28,507       $ 9,853      $23,006        $ -0-         $ -0-
                                                 =========      ========     =======        ======        =====

NONINTEREST INCOME

Total noninterest income was $777,000 for the six month period ended June 30, 2001 as compared to $1,003,000 for the same period in 2000, a decrease of $226,000. Noninterest income is comprised primarily of customer service fees, loan fees, and other items. The decrease in noninterest income was primarily due to the sale of a branch office in the second quarter of 2000 for a gain of $430,000 offset by an increase in deposit fees in the second quarter of 2001 of $184,000. We restructured our deposit fees and introduced a new overdraft protection checking account during the six month period ended June 30, 2001.

NONINTEREST EXPENSE

Total noninterest expense was $2,245,000, or 1.73% of average total assets, for the six month period ended June 30, 2001 as compared to $1,896,000, or 1.62%, for the same period in 2000. Both the salaries and employee benefits and occupancy and data processing categories of expenses increased when comparing the two periods. The increase in the percentage of operating expenses primarily resulted from the opening of a new full service branch in Alcoa, Tennessee in August 2000.

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

During the six month period ending June 30, 2001, the Bank recorded $322,000 in tax expense which resulted in an approximate effective rate of 38.2%. Comparably, in 2000, the Bank recorded $459,000 in tax expense, resulting in an approximate effective rate of 36.7%.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders

               On April 19, 2001, First Central Bancshares, Inc. held its 2001 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

               1.   Election of Directors

                      Nominee                                For                 Withheld
                      ----------------------                 -------             --------
                      Ed F. Bell                             365,737             -0-
                      Gary Kimsey                            365,737             -0-
                      Peter G. Stimpson                      365,737             -0-
                      James W. Wilburn III                   365,737             -0-
                      There were no abstentions or broker non-votes.

                    The terms of the Office of Directors Barry Gordon, Robert D. Grimes, Bruce Martin, Benny L. Shubert, and Ted Wampler, Jr. continued after the meeting.

               2. The stockholders also approved the appointment of Pugh & Company, P.C. as independent auditors for 2001. 365,199 shares were voted in favor of the appointment, 146 shares were withheld and 392 shares were voted against the appointment.

Item 5.       Other Information
              None.
Item 6.       Exhibits and Reports on Form 8-K
              None.

                                   FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 FIRST CENTRAL BANCSHARES, INC.

Date: August 9, 2001       By:  /s/ Ed F. Bell
                                -----------------------------------------------
                                Ed F. Bell, Chairman and Chief Executive Officer


Date: August 9, 2001       By:  /s/ Joseph Hamdi
                                -----------------------------------------------
                                Joseph Hamdi, President


Date: August 9, 2001       By:  /s/ Ralph Micalizzi
                                -----------------------------------------------
                                Ralph Micalizzi, Vice President,
                                Cashier and Controller, First Central Bank