Form 10QSB
period 2001-09-30
FIRST CENTRAL BANCSHARES INC
filed 2001-11-13
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

                                 Yes [ ] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 557,034 on October 30, 2001.

                                   FORM 10-QSB
                                      Index

                                                                                                          Page
                                                                                                         Number
PART I.           FINANCIAL INFORMATION
      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001(Unaudited)and December 31, 2000..........................................3

                  Condensed  Consolidated  Statements  of  Income  for the three months and nine months ended September 30, 2001
                  and 2000(Unaudited).........................................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2001 and 2000(Unaudited)....................................5

                  Condensed Consolidated  Statements of Comprehensive Income for
                  the three months and nine months ended September 30,
                  2001 and 2000(Unaudited)....................................................................6

                  Notes to Condensed  Consolidated  Financial Statements for the
                  for the nine month periods ended September 30, 2001
                  and 2000 (Unaudited) .....................................................................7-8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................9-14

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................................14

      Item 2.     Changes in Securities......................................................................14

      Item 3.     Defaults upon Senior Securities............................................................14

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................14

      Item 5.     Other Information..........................................................................14

      Item 6.     Exhibits and Reports on Form 8-K...........................................................14

Signatures...................................................................................................15

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                                 (Unaudited)
                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                    ------            ------
-ASSETS-
 Cash and Due from Banks                                                          $ 3,968            $ 5,409
 Federal Funds Sold                                                                15,464              5,360
                                                                                 --------            -------
    Total Cash and Cash Equivalents                                                19,432             10,769

 Investment Securities Available for Sale                                          30,122             33,614

 Loans, Net                                                                        84,684             76,070

 Premises and Equipment (Net)                                                       4,552              4,769
 Accrued Interest Receivable                                                          745              1,038
 Other Assets                                                                         179                320
                                                                                ---------              -----

TOTAL ASSETS                                                                     $139,714           $126,580
                                                                                =========          =========

-LIABILITIES AND STOCKHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                                                          $ 20,996           $ 18,541
   Interest Bearing                                                               105,284             96,518
                                                                                ---------           --------
    Total Deposits                                                                126,280            115,059

 Securities Sold Under Agreement to Repurchase                                        873                258
 Accrued Interest Payable                                                             538                529
 Other Liabilities                                                                    306                185
                                                                                    -----              -----
    Total Liabilities                                                             127,997            116,031
                                                                                ---------          ---------

 Stockholders' Equity:
  Common Stock - Par Value $5.00, Authorized;
   2,000,000 Shares; Issued 564,361 Shares
   Outstanding 557,034 (559,361 in 2000)                                            2,822              2,822
  Additional Paid-in Capital                                                        5,430              5,430
  Treasury Stock                                                                     (191)              (130)
  Retained Earnings                                                                 3,362              2,608
  Accumulated Other Comprehensive Income (Loss)                                       294               (181)
                                                                                    -----             ------
   Total Stockholders' Equity                                                      11,717             10,549
                                                                                 --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $139,714           $126,580
                                                                                =========          =========

See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                                  (In Thousands Except
                                                                   per Share Information)
                                               -------------------------------------------------------------
                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                                    ---------------                    ----------------
                                                2001               2000           2001                 2000
                                               ------             ------         ------               ------
INTEREST INCOME
 Loans                                         $1,852             $1,778         $5,567               $5,125
 Investment Securities                            429                575          1,447                1,661
 Federal Funds Sold                               107                  4            320                   38
                                                 ----                ---           ----                 ----
  Total Interest Income                         2,388              2,357          7,334                6,824
                                               ------             ------         ------               ------
INTEREST EXPENSE
 Deposits                                       1,214              1,141          3,720                3,264
 Securities Sold Under
  Agreements to Repurchase                          4                  3             17                   27
 Federal Funds Purchased                            0                 14              0                   36
                                                  ---                ---            ---                  ---
  Total Interest Expense                        1,218              1,158          3,737                3,327
                                               ------             ------         ------               ------
Net Interest Income                             1,170              1,199          3,597                3,497

PROVISION FOR LOAN LOSSES                          46                 31            163                  185
                                                  ---               ----           ----                 ----
Net Interest Income After
 Provision for Loan Losses                      1,124              1,168          3,434                3,312

NONINTEREST INCOME
 Service Charges on
  Demand Deposits                                 252                161            765                  480
 Loan Fees and Other
  Service Charges                                 129                 84            376                  241
 Gain on Sale of Branch                             0                  5              0                  435
 Other                                              8                 44             25                   41
                                                -----              -----           ----                 ----
 Total Noninterest Income                         389                294          1,166                1,297
                                               ------               ----         ------               ------
NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                                        635                552          1,865                1,550
 Occupancy                                        110                 81            323                  325
 Data Processing Fees                             128                112            387                  327
 Furniture and Equipment                           85                 80            260                  219
 Federal Insurance Premiums                        12                 12             36                   35
 Advertising and Promotion                         24                 50             67                  109
 Office Supplies and Postage                       66                 65            197                  160
 Other                                             85                 67            255                  190
                                                 ----                ---          -----                 ----
 Total Noninterest Expense                      1,145              1,019          3,390                2,915
                                               ------             ------         ------               ------
INCOME BEFORE INCOME TAX                          368                443          1,210                1,694

INCOME TAXES                                      134                197            456                  656
                                                 ----               ----           ----                 ----
NET INCOME                                      $ 234              $ 246         $  754               $1,038
                                                =====              =====         ======               ======
BASIC EARNINGS PER COMMON
 SHARE                                         $ 0.42             $ 0.44         $ 1.35               $ 1.87
                                               ======             ======         ======               ======

See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                         2001            2000
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                             $ 754         $ 1,038
                                                                                        ------        --------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                                              163             185
   Depreciation                                                                           218             220
   Loss on Sale of Fixed Assets                                                            14             -0-
   (Increase) Decrease in Interest Receivable                                             293            (100)
   Increase in Interest Payable                                                             9              81
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                                                            (96)             41
   FHLB Stock Dividends                                                                   (21)            (19)
   Gain on Sale of Branch                                                                 -0-            (435)
   (Increase) Decrease in Other Assets                                                   (150)            188
   Increase in Other Liabilities                                                          121             (84)
                                                                                         -----           -----
    Total Adjustments                                                                     551              77
                                                                                         -----        --------
     Net Cash Provided by Operating Activities                                          1,305           1,115
                                                                                       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                                             19,937             739
 Purchases of Investment Securities Available
  for Sale                                                                            (15,562)         (4,919)
 Increase in Loans                                                                     (8,777)         (4,629)
 Purchases of Premises and Equipment                                                      (34)           (730)
 Sales of Premises and Equipment                                                           19           1,223
                                                                                          ----         -------
     Net Cash Used in Investing Activities                                             (4,417)        (8,316)
                                                                                      --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES
 Increase in Deposits                                                                  11,221           5,573
 Increase (Decrease)in Securities Sold
  Under Agreement to Repurchase                                                           615          (2,285)
 Increase in Federal Funds Purchased                                                      -0-           1,200
 Purchases of Common Stock                                                               (191)           (130)
 Sale of Treasury Stock                                                                   130             -0-
                                                                                         -----         -------
     Net Cash Provided by Financing Activities                                         11,775           4,358
                                                                                      --------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        8,663          (2,843)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       10,769           8,501
                                                                                      --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 19,432         $ 5,658
                                                                                     =========        ========
Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                                                            $ 3,728         $ 3,246
  Income Taxes                                                                          $ 511           $ 802
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Gain/Loss on Investment Securities                                $ 766         $   320
 Change in Deferred Income Taxes Associated with
  Unrealized Gain/Loss on Investment Securities                                         $ 291           $ 122
 Change in Net Unrealized Gain/Loss on Investment
  Securities                                                                            $ 475           $ 198
 Issuance of Common Stock Dividend:
  Par                                                                                   $   0           $ 256
 Additional Paid-in Capital                                                           $     0         $ 1,073
 Reduction in Retained Earnings Due to Issuance of
  Common Stock                                                                        $     0         $ 1,329

See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                 (In Thousands)

                                                           Three Months Ended               Nine Months Ended
                                                                September 30,                  September 30,
                                                               ---------------               ----------------
                                                          2001           2000            2001           2000
                                                         ------         ------          ------         ------
Net Income                                               $ 234          $ 246           $ 754         $1,038
                                                         ------         ------          ------        -------

Other Comprehensive Income,
 Net of Tax:
  Unrealized Gains/Losses on
   Investment Securities                                   253            440             766            320
 Less Income Taxes Related
  to Unrealized Gains/Losses
  on Investment Securities                                 (96)          (167)           (291)          (122)
                                                          -----         ------          ------         ------
 Other Comprehensive Income,
  Net of Tax                                               157            273             475            198
                                                          -----          -----           -----          -----

Comprehensive Income                                     $ 391          $ 519          $1,229         $1,236
                                                         ======         ======         =======        =======












See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 2001 and 2000

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

The Company's subsidiary, First Central Bank, formed a new subsidiary, FCB Financial Services, Inc. in 2000. This new subsidiary is a financial services company authorized by the State of Tennessee to sell insurance and investments. FCB Financial Services, Inc. has had no activity as of September 30, 2001.

Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to conform to current year classifications.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - TREASURY STOCK

During the quarter ended September 30, 2001, the Company repurchased 7,327 shares of its common stock at a total cost of $191,000.

NOTE 4 - STOCK OPTION PLAN

On April 20, 2000, the stockholders of the Company approved a stock option plan which reserves 25,000 shares of the Company's common stock for present and future employees as an incentive for long-term employment. As of September 30, 2001, the plan has not been implemented and no options have been awarded.


NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended September 30, 2001 and 2000 the weighted average number of shares was 560,035 and 559,361. For the nine months ended September 30, 2001 and 2000 the weighted average number of shares was 560,467 and 554,107, respectively. During the periods ending September 30, 2001 and 2000 the Company did not have any dilutive securities.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. However, it is not expected that this statement will have an impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the three and nine month periods ended September 30, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objective of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements.

BALANCE SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30, 2001 TO DECEMBER 31, 2000

Assets totaled $139.7 million as of September 30, 2001, as compared to $126.6 million as of December 31, 2000, an increase of 10.35%.

INVESTMENT SECURITIES

Investment securities were $30.1 million or 21.5% of total assets, as of September 30, 2001 a decrease of $3.5 million from $33.6 million as of December 31, 2000. During the nine month period there were $19.9 million in calls, maturities, and principal paydowns offset primarily by the purchase of $15.6 million in agency and mortgage-backed securities and an increase in the market value of the investment portfolio of $766,000.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 29.29% of the portfolio as of September 30, 2001 and 11.68% as of December 31, 2000.

As of September 30, 2001 and December 31, 2000, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized gain on securities available for sale, net of tax was approximately $294,000 as of September 30, 2001, a change of approximately
$475,000 from December 31, 2000, a result of considerable improvement in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first nine months of 2001, total gross loans outstanding increased by approximately $8.5 million to $85.7 million as of September 30, 2001 from $77.2 million as of December 31, 2000 attributable primarily to $30.1 million in originated loans offset by amortization and payoffs of approximately $21.6 million. As of September 30, 2001 and December 31, 2000, net loans outstanding represented 60.6% and 60.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of September 30, 2001 and December 31, 2000.

Table 1 - Loan Portfolio by Category

                                                                                        (In Thousands)
                                                                                       ----------------
                                                                            September 30,        December 31,
                                                                                   2001                 2000
                                                                                  -------              ------
Loans secured by real estate:
 Commercial properties                                                           $18,412              $9,024
 Construction and land development                                                17,121               9,633
 Residential and other properties                                                 25,630              22,082
                                                                                --------            --------
  Total loans secured by real estate                                              61,163              40,739
 Commercial and industrial loans                                                  13,530              16,135
 Consumer loans                                                                   10,673              19,245
 Other loans                                                                         286               1,050
                                                                                   -----             -------
                                                                                  85,652              77,169
 Less:  Allowance for loan losses                                                   (789)               (739)
        Unearned interest                                                           (137)               (342)
        Unearned loan fees                                                           (42)                (18)
                                                                                   -----               -----
   Loans, Net                                                                    $84,684             $76,070
                                                                                ========            ========

As of September 30, 2001, there were outstanding commitments to advance construction funds and to originate loans in the amount of $9.8 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $17.5 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of September 30, 2001 and December 31, 2000, the allowance had a balance of approximately $789,000 and $739,000, respectively. There were approximately $-0-and $11,000 of loans on which the accrual of interest had been discontinued as of September 30, 2001 and December 31, 2000, respectively. There were approximately $1,163,000 in loans specifically classified as impaired as of September 30, 2001 as defined by SFAS No. 114 compared to $944,000 as of December 31, 2000. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)

                                                               9-30-01        % to        12-31-00       % to
Balance applicable to:                                         $ Amount      Total        $ Amount      Total
                                                               --------     -------       --------     -------
Commercial, financial, and agricultural                           $233       29.53%          $152       20.57%
Real Estate - Construction                                         186       23.57%           123       16.64%
Real Estate - Mortgages                                            128       16.22%           205       27.74%
Installment - Consumers                                            208       26.36%           255       34.51%
Other                                                               34        4.32%             4        0.54%
                                                                  ----       ------          ----      -------
Total                                                             $789      100.00%          $739      100.00%
                                                                  ====      =======          ====      =======

Table 3 - Analysis of Loan Loss Reserve

(In Thousands)                                                                            9-30-01      9-30-00
                                                                                           ------       ------
Balance, beginning of period                                                                 $739         $618
                                                                                             ----         ----
Charge-offs:
Commercial, financial, and agricultural                                                        10           17
Real estate - construction                                                                    -0-          -0-
Real estate - mortgages                                                                       -0-          -0-
Installment - customers                                                                       143           94
Other                                                                                         -0-          -0-

Recoveries:
Commercial, financial, and agricultural                                                       -0-           13
Real estate - construction                                                                    -0-          -0-
Real estate - mortgages                                                                       -0-          -0-
Installment - consumers                                                                        40           30
Other                                                                                         -0-          -0-
                                                                                             ----         ----
Net charge-offs                                                                               113           68
Additions to loan loss reserve                                                                163          185
                                                                                             ----         ----
Balance, end of period                                                                       $789         $735
                                                                                             ====         ====
Ratio of net charge-offs to average loans outstanding                                        .14%         .09%


DEPOSITS

Deposits increased by $11.2 million to $126.3 million as of September 30, 2001 from $115.1 million as of December 31, 2000, an increase of 9.73%. Demand deposits, which include regular, money market, NOW and demand deposits, were $51.9 million, or 41.1% of total deposits, at September 30, 2001. Core deposits were 24.5% of total deposits at September 30, 2001. During the nine month period, the Bank had increases in the balances in the demand deposit category of $4.2 million to $51.9 million as of September 30, 2001.

Term deposit accounts were $74.4 million at September 30, 2001, an increase of $7.0 million compared to $67.4 million as of December 31, 2000. Table 4 summarizes the Bank's deposits by major category as of September 30, 2001 and December 31, 2000.

Table 4 - Deposits by Category
                                                        (In Thousands)
                                                      -----------------
                                             September 30,         December 31,
                                                  2001                 2000
                                                 ------               ------
Demand Deposits:
 Noninterest-bearing accounts                  $ 20,996             $ 18,541
 NOW and MMDA accounts                           24,492               23,768
 Savings accounts                                 6,426                5,374
                                                 ------               ------
  Total Demand Deposits                          51,914               47,683
                                                -------              -------

Term Deposits:
 Less than $100,000                              55,029               49,809
 $100,000 or more                                19,337               17,567
                                                -------              -------
  Total Deposits                                 74,366               67,376
                                                 ------               ------
                                               $126,280             $115,059
                                               ========             ========

CAPITAL

During the nine month period ended September 30, 2001, stockholders' equity increased by $1,168,000 to $11.7 million, due to net income for the period of $754,000, the increase in value of securities available for sale of $475,000, purchases of treasury stock for $191,000, offset by sales of treasury stock for $130,000.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of September 30, 2001, the Bank held $30.1 million in available-for-sale securities and during the first nine months of 2001 the Bank received $19.9 million in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits increased by $11.2 million during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at September 30, 2001.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2001, the Bank had $873,000 of repurchase agreements outstanding.

As of September 30, 2001, the Bank had capital of $11.7 million, or 8.4% of total assets, as compared to $10.5 million, or 8.3%, at December 31, 2000. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital

                                                                            (Dollars in Thousands)
                                                                  --------------------------------------------
                                                                                                      Minimum
                                                           September 30,       December 31,        Regulatory
                                                                   2001               2000             Ratios
                                                                  ------             ------           --------
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          12.1%              12.5%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          13.0%              13.3%              8.00%
Leverage Ratio                                                     8.5%               8.8%         Up to 5.00%
Total Risk-Weighted Assets                                      $94,092             $85,943

As of September 30, 2001 and December 31, 2000, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
 2001 AND 2000


GENERAL

The Bank reported net income of $754,000, or $1.35 per share for the nine month period ended September 30, 2001 as compared with $1,038,000 or $1.87 per share for the same period in 2000, a decrease of 27.4%. The decrease was due to the sale of a branch in the prior year.


NET INTEREST INCOME

Net interest income increased by $100,000 to $3.6 million for the nine month period in 2001 from the comparable period in 2000. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 7.99% totaled $122.8 million as of September 30, 2001. In comparison in 2000, average interest earning assets, at a yield of 8.45%, totaled $107.7 million.

Interest income increased by $510,000 for the nine month period in 2001 compared to the same period in 2000. This improvement is primarily attributable to an increase of approximately $15.1 million, or 14.0%, in the volume of average earning assets during the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. Interest income on loans increased by $442,000 over the same two periods primarily as a result of an increase of approximately $7.8 million in average loans outstanding. Over the same two periods, interest on investments decreased by $214,000 due to an decrease of approximately $1.8 million or 5.7% in the average balance of investments during the nine month period. Interest income on Federal Funds Sold increased by $282,000 due to an increase in the average balance outstanding of $9.2 million over the same period in 2000.

Total interest expense increased $410,000 for the nine month period ended September 30, 2001 compared to the same period in 2000. Interest on deposits increased as a result of an increase of approximately $10.9 million in average deposits over the same period in 2000. The average rate on interest-bearing liabilities increased to 4.96% for the nine month period in 2000 from 4.88% in the comparable period of 2000.

Table 6 - Average Balances, Interest and Average Rates

                                                                 September 30
                                      ------------------------------------------------------------------------
                                                   2001          (in thousands)                2000
                                      ------------------------------------------------------------------------
                                      Average                    Average     Average                   Average
                                      Balance      Interest        Rate      Balance       Interest      Rate
                                      --------     --------       ------     --------      --------     ------
Assets:
Federal Funds Sold                   $ 10,014         $ 320       4.27%      $   846           $ 38      5.99%
Investments:
Securities--Taxable                    27,588         1,366       6.62%       29,887          1,598      7.13%
Securities--Non-Taxable                 2,863            81       3.78%        2,400             63      3.50%
Total Loans, Including
 Amortized Fees                        82,301         5,567       9.04%       74,535          5,125      9.17%
                                      --------       ------       -----      --------        ------      -----
Total Interest Earning
 Assets                               122,766         7,334       7.99%      107,668          6,824      8.45%
                                     ---------                              ---------

Cash and Due From Banks                 4,364                                  4,001
All Other Assets                        5,645                                  6,120
Loan Loss Reserve/
 Unearned Fees                         (1,010)                                (1,306)
                                      --------                               --------
TOTAL ASSETS                         $131,765                               $116,483
                                     =========                              =========

Liabilities and Stockholders Equity:
Interest Bearing Deposits:
Time Deposits                        $ 70,351        $3,111       5.91%     $ 58,313         $2,496      5.71%
Other                                  29,886           609       2.72%       31,056            768      3.30%
Repurchase Agreements                     541            17       4.20%          849             27      4.24%
Federal Funds
 Purchased                                  0             0         N/A          648             36      7.41%
                                         -----         ----        ----         -----         -----      -----
Total Interest-Bearing
Liabilities                           100,778         3,737       4.96%       90,866          3,327      4.88%
                                     ---------       ------       -----      --------        ------      -----
Net Interest Income                                  $3,597                                  $3,497
                                                     ======                                  ======
Non-Interest Bearing
 Deposits                              19,154                                 16,599
Total Cost of Funds                                               4.17%                                  4.13%
All Other Liabilities                     669                                     28
Stockholders Equity                    11,109                                  9,982
Unrealized Gain/Loss on
 Securities                                55                                   (992)
                                      --------                                 ------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                 $131,765                               $116,483
                                     =========                              =========
Net Interest Yield                                                3.03%                                  3.57%
Net Interest Margin                                               3.92%                                  4.33%

Table 7 - Interest Rate Sensitivity

(In Thousands)                                                         September 30, 2001
                                                  -------------------------------------------------------------
                                                     Less       One Year     Greater        Non-
                                                     Than       Through       Than        Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  --------      --------     -------     ---------      -------
Assets:
Federal Funds Sold                               $ 15,464                                              $ 15,464
Investments                                         1,666         7,359       21,097                     30,122
Loans                                              42,725        42,378          549                     85,652
Non-Interest Earning Assets
 and Unearned Assets/Loan
 Loss Reserve                                                                               8,476         8,476
                                                         -             -           -      --------      -------
                                                   59,855        49,737       21,646        8,476       139,714
                                                  --------      --------     -------      --------     --------
Liabilities and Stockholders' Equity:
Interest-Bearing Deposits                          76,310        28,974                                 105,284
Non-Interest Bearing Deposits                                                              20,996        20,996
Repurchase Agreements                                 873                                                   873
Noninterest Bearing Liabilities
 and Stockholders' Equity                                                                  12,561        12,561
                                                         -             -           -      --------      -------
Total                                              77,183        28,974          -0-       33,557       139,714
                                                  --------      --------        ----      --------     --------
Interest Rate Sensitivity Gap                     (17,328)       20,763       21,646      (25,081)          -0-
                                                 ---------      --------     -------     ---------         ----
Cumulative Interest Rate
 Sensitivity Gap                                 $(17,328)       $ 3,435     $25,081        $ -0-         $ -0-
                                                 =========       =======     =======        ======        =====

NONINTEREST INCOME

Total noninterest income was $1,166,000 for the nine month period ended September 30, 2001 as compared to $1,297,000 for the same period in 2000, a decrease of $131,000. Noninterest income is comprised primarily of customer service fees, loan fees, and other items. The decrease in noninterest income was primarily due to the sale of a branch office in the second quarter of 2000 for a gain of $435,000 offset by an increase in deposit fees of $285,000 during the nine months ended September 30, 2001. Deposit fees were restructured, and a new overdraft protection checking account was introduced.

NONINTEREST EXPENSE

Total noninterest expense was $3,390,000, or 2.57% of average total assets, for the nine month period ended September 30, 2001 as compared to $2,915,000, or 2.50%, for the same period in 2000. Salaries and employee benefits, equipment, data processing, and supplies expenses all increased when comparing the two periods. The increase in the percentage of operating expenses resulted from the opening of a new full service branch in Alcoa, Tennessee in August 2000.

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

During the nine month period ending September 30, 2001, the Bank recorded $456,000 in tax expense which resulted in an approximate effective rate of 37.7%. Comparably, in 2000, the Bank recorded $656,000 in tax expense, resulting in an approximate effective rate of 38.7%.


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





                                           FIRST CENTRAL BANCSHARES, INC.

Date:  November 13, 2001                             By:   /s/ Ed F. Bell
                                                     ---------------------------
                                                     Ed F. Bell, Chairman
                                                     and Chief Executive Officer

Date:  November 13, 2001                             By:   /s/ Joseph Hamdi
                                                     ---------------------------
                                                     Joseph Hamdi, President

Date:  November 13,2001                              By:   /s/ Ralph Micalizzi
                                                     ---------------------------
                                                     Ralph Micalizzi, Vice
                                                     President, Cashier and
                                                     Controller, First Central
                                                     Bank