Form 10KSB
period 2001-12-31
FIRST CENTRAL BANCSHARES INC
filed 2002-03-29
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

         [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year were $11,431,149.

At February 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $10,281,288. The last recorded trade of shares between individuals was on February 1, 2002 at a price of $24 per share.

As of March 14, 2002, issuer had 547,228 shares of its $5.00 par value Common Stock outstanding.

                                     PART I

Item 1. Description of Business

(a)      Business Development

First Central Bancshares, Inc. (the "Company") is a one-bank holding company for First Central Bank (the "Bank"). The formation was approved by the shareholders of the Bank on March 18, 1993. On April 6, 1993 the Bank became a wholly owned subsidiary of the Company with the exchange of one share of Bank common stock for one share of common stock of the Company. The Company currently has 547,228 shares of its $5.00 par value Common Stock (the "Common Stock") outstanding.

(b)      Business of Issuer

The Bank operates out of the main office located in Lenoir City, Loudon County, Tennessee and six branch offices, one located in Loudon, one in Tellico Village, Loudon County, Tennessee, one located in Farragut, Knox County, Tennessee, one located in Kingston, Roane County, Tennessee, and two located in Alcoa, Blount County, Tennessee. All offices are full service branches serving an area approximately 50 miles in radius, which encompasses parts of Loudon County, Knox County, Roane County, and Blount County. The competition includes seven other commercial banks in Loudon County with only one of them being locally headquartered. The adjoining counties include nineteen commercial banks and one savings and loan institution.

All offices provide typical commercial bank products such as checking and savings accounts, certificates of deposit, individual retirement accounts, and a complete range of loans including commercial, personal, real estate, home improvement, automobile, and student education loans. Each office also offers Visa and MasterCard, ATM cards, safe deposit boxes, traveler's checks, money orders, cashiers checks, collection items, wire transfers, and other customary bank services. All offices have drive-up window facilities and ATM machines. The ATM cards may be used at all Star and Cirrus network machines.

The Company is subject to regulation by the Federal Reserve Bank (FRB) and the Securities and Exchange Commission (SEC). The Bank is subject to regulation by the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or to merge or consolidate with any other bank holding company. The Federal Reserve Board may not approve such acquisition, merger or consolidation that would have anticompetitive effects or that would permit a bank holding company to acquire a bank outside of the holding company's principal state of operations unless the statutes of the second state expressly permit the acquisition.

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

The Company is also a bank holding company under the Bank Structure Act of 1974. A bank holding company whose principal place of business is within the State of Tennessee is allowed to enter any and all counties in the State through acquisitions of existing banks. However, a bank holding company may not acquire any of the shares of a bank in Tennessee unless such bank has been in operation for at least five (5) years, except in certain circumstances. A bank holding company is prohibited from acquiring any bank in Tennessee as long as banks which the holding company controls retain sixteen and one-half (16.5)% percent or more of the total individual, partnership or corporate demand and savings deposits in all banks in Tennessee as reported annually by the FDIC. Tennessee law provides that any out-of-state holding company may acquire a Tennessee bank holding company or a Tennessee bank with the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "Commissioner") if the laws of the state in which the out-of-state bank holding company has its principal office permit such bank holding company to acquire or be acquired by Tennessee bank holding companies. The Tennessee banks or bank holding companies to be acquired must have been in existence for more than five years.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

Compliance with environmental laws has not directly impacted the Company or Bank. However, compliance has impacted the lending functions of the Bank to commercial business customers. All commercial loans require an environmental assessment at varying levels of expertise.

As of December 31, 2001, the Bank employed 57 salaried persons and 10 hourly persons.

(b)(1) Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

See Schedule I (Attached).

(b)(2) Investment and Loan Portfolio Maturities and Sensitivities to Changes in Interest Rates

See Schedules III and IV (Attached).

(b)(3)   Risk Elements

See Item 6 -  Management's  Discussion  and  Analysis or Plan of  Operation  and
Schedule V - Nonperforming Assets (Attached).

(b)(4) Summary of Loan Loss Experience

See Schedule VI - Analysis of Loan Loss Reserve and Schedule VII - Allocation of the Loan Loss Reserve (Attached).

(b)(5) Deposits

See Item 7 - Financial Statements and Schedule I (Attached)

(b)(6) Return on Equity and Assets

See Item 6 -  Management's  Discussion  and  Analysis or Plan of  Operation  and
Schedule VIII - Return on Assets and Equity (Attached).

(b)(7) Short-Term Borrowings

None.

Item 2. Description of Property

(a) Location of Property

As detailed in Item 1, the Bank operates offices in Lenoir City, Loudon, Tellico Village, Loudon County, Tennessee; Farragut, Knox County, Tennessee; Kingston, Roane County, Tennessee; and Alcoa, Blount County, Tennessee. The main office in Lenoir City is a modern facility containing approximately 10,000 square feet and was occupied upon completion of construction in January of 1993. The Loudon office is a modern facility, which was remodeled and expanded during 1996. The extensive remodeling in the first half of 1996 better supports the level of business maintained at that location. The Tellico Village office is a modern facility containing approximately 3,000 square feet of space and is a full service office with a drive-up ATM. The Farragut office, which opened in May 1995, is a modern full service facility of approximately 6,000 square feet. The Kingston office, which opened December, 1997, is similar to the Loudon branch with approximately 2,500 square feet. The first Alcoa office, which was opened in December, 1998, is located in a temporary facility. The second Alcoa office was opened in August, 2000 and contains approximately 4,000 square feet of space.

(b)  Investment Policies

     (1) The Bank and Company do not invest in real estate other than for property from which to conduct its operations.

     (2) The Bank makes mortgage loans for single-family dwellings, commercial properties, unimproved land, and developmental property. These mortgage loans may be first or second mortgages and are serviced and held by the Bank. The Bank may also from time to time purchase government agency bonds secured by mortgages and backed and/or guaranteed by governmental agencies. These agency bonds may include Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

     (3) No investment is made in securities of or interest in persons engaged in real estate activities.

(c)  Description of Real Estate and Operating Data

     (1) The Company has its principal offices in its headquarters building at 725 Highway 321 North, Lenoir City, Tennessee 37771, which is owned by the Bank. The Bank also owns properties, which house the branches at Loudon and Tellico Village, Loudon, Tennessee, Farragut, Tennessee, Kingston, Tennessee, and Alcoa, Tennessee. None of the properties amount to ten (10%) percent of total assets and none are encumbered.


Item 3. Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The Common Stock of the Company is not publicly traded on any exchange or market. The shares are traded between individual shareholders only. The Common Stock was issued in a one for one share exchange with the Bank shareholders when the Bank was merged with the Company on April 6, 1993. The price for the traded shares is set between the individuals. However, Company officials believe that the Common Stock has traded from a low of $25 per share to a high of $28 per share between January 2001 and the date of this report, as per individuals who have sold and/or purchased shares.

(b)  Holders

There were 650 shareholders of record of the Common Stock as of December 31, 2001.

(c)  Dividends

In February 2000, the Company distributed a ten (10%) percent dividend to its shareholders by issuing an additional 51,080 shares of Common Stock. The Company used a fair market value of $26.00 per share and credited common stock $5.00 per share or $255,400, additional paid in capital $21.00 per share or $1,072,680, and charged retained earnings a total of $1,328,080. No dividends were distributed in 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Central Bancshares, Inc. is a one-bank holding company, which owns 100% of the outstanding stock of First Central Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The Company's subsidiary, First Central Bank formed a new subsidiary, FCB Financial Services, Inc. in 2000. This subsidiary is a financial services company authorized by the State of Tennessee to sell insurance and investments. In 2001, FCB Financial Services, Inc. established a new management team and began operations. Management expects this subsidiary to become a more significant part of operations in 2002.

The following represents a narrative analysis of the financial condition and operational results of the Company and its subsidiaries for 2001. For a more complete understanding of this narrative, please refer to the Consolidated
Financial  Statements  and notes  thereto  presented  elsewhere  in this  Annual
Report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements.

FINANCIAL CONDITION

The accompanying financial statements are consolidated statements of the Bank and the Company as detailed above. In 2001, total assets increased 13.8%, total liabilities increased 14.2%, and total shareholders' equity increased 8.8%. Federal funds sold increased 119.4%. The increase in federal funds sold resulted from large increases in deposits as customers were looking for more conservative methods of investing due to a slowing economy and a falling interest rate environment. The Bank's liquidity ratio remains high, ending the year at 33.7%.

The Bank continues to have consistent loan growth with net loans increasing 17.7% in 2001. This increase included a 67.1% increase in commercial and industrial real estate and non-real estate loans, and a 16.1% increase in residential loans. Increases in commercial, industrial, and residential loans can be attributed to changing our market concentrations with a greater focus by management to attract these types of loans.

Management has continued to evaluate the loan loss reserve through a monthly analysis of loans outstanding. The adequacy of the loan loss reserve is also evaluated quarterly by the board of directors. The reserve for loan losses increased 31.0% from 2000 to 2001. Nonperforming assets increased approximately $294,000 from $11,000 in 2000 to $305,000 in 2001. This resulted in nonperforming loan ratios of 0.34% at December 31, 2001, and 0.01% of net loans at December 31, 2000.

Nonperforming loans were 31.5% and 1.5% of loan loss reserves for the years ending December 31, 2001 and 2000, respectively. Total nonperforming assets to total assets were 0.21% at December 31, 2001 and 0.01% at December 31, 2000.

Past due loans of 30 days or more but less than 90 days total 1.27% of total net loans. We continue to monitor loans very closely and anticipate that past dues and losses will be effectively managed to keep both low.

Investment securities decreased 6.1%. Investment securities are accounted for under Financial Accounting Standards (FAS) No. 115, (see notes to consolidated financial statements). Most securities are U.S. Government Agency issues, mortgage backed securities, municipal securities, and stock in Federal Home Loan Bank of Cincinnati and Banker's Bank.

Net investment in premises and equipment decreased 6.0% in 2001. This was primarily due to normal depreciation on premises and equipment. Other assets decreased 4.3% primarily due to a decrease in the deferred income tax benefit related to unrealized losses on investment securities as the bond market took a large upturn in the second half of 2001. As of December 31, 2001, the Bank's investment portfolio includes an unrealized gain of approximately $31,000 compared to an unrealized loss of approximately $292,000 as of December 31, 2000. The fair value of securities fluctuates with movement of interest rates. Generally, fair values improve in a strengthening bond market and decrease in a weakening bond market.

Total deposits increased 13.8% in 2001 as the Bank continued to concentrate on increasing loans. Deposit growth is not expected to increase as quickly since 2002 is expected to present a low interest rate environment and strong liquidity. Demand deposits increased 26.5% and term deposits increased 5.0%. Noninterest-bearing demand deposits increased 19.6% while interest-bearing demand deposits increased 30.9%, as many customers shifted from certificates of deposit due to lower interest rates. Term deposits under $100,000 increased 3.8% while term deposits over $100,000 increased 8.1%.

As mentioned previously, the Company's ability to mobilize cash to meet operating needs (liquidity) remains strong. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is eligible to obtain both short and long-term credit advances. Also, the Bank may enter into repurchase agreements or purchase federal funds should the need for additional liquidity arise. Cash and amounts due from correspondent banks increased 5.3% in 2001 as the Bank showed a decrease in total investments.

RESULTS OF OPERATIONS

The Company experienced a 20.4% decrease in net income for 2001. This decrease was the result of the gain on the sale of the Bank's Sweetwater branch in 2000 of approximately $435,000 compared to having no branch sale in 2001. Net interest income decreased slightly while noninterest income increased 20.7%. Noninterest expense increased 13.5% for 2001 compared to 2000. The return on average assets (ROAA) was 0.77% for the year versus 1.10% for 2000. The return on average tangible equity (ROAE) was 9.2% in 2001 and 12.8% in 2000.

Interest income increased approximately $198,000 or 2.2% in 2001. Contributing to the increase was an increase of approximately $232,000 or 3.4% in interest on loans and an increase in income from federal funds sold of approximately $294,000. This was offset by a decrease of approximately $328,000 or 15.1% in interest on investments. Investment options available to the Bank were limited due to the falling interest rate environment in 2001.

Interest expense increased 4.8% as a result of strong overall deposit growth. This was due to the attraction of new customers and the effect of a staggering stock market. Interest expense on NOW and money market accounts decreased 26.5%, and interest expense on savings accounts decreased 2.0% primarily as a result of the decrease in interest rates paid on these deposit accounts. The net result was a net interest margin of 3.64% and 4.20% for 2001 and 2000, respectively.

Noninterest income increased 20.7% (61.9% when not including the gain on the sale of the Sweetwater branch in 2000) as total loan fees and service charges on demand deposits increased $456,000 in 2001. Service charge income on deposit accounts increased 45.3% due primarily to the generation of fees from our free checking and overdraft protection product. Loan fees and other service charges increased due to the origination and sale of over $41 million in secondary market loans.

Noninterest expense increased 13.5%. Salaries and benefits and data processing fees account for the largest components on noninterest expense as both increased. Salaries and benefits increased 14.5% due to the addition of employees throughout our system to handle considerable loan and deposit growth. Data processing expenses increased 15.3%, primarily due to a full year of operations for our Hunters Crossing branch and a full year of franchise fees paid for the Bank's use of the free checking and overdraft protection product. Other noninterest expenses increased 11.6%.

                                      -7-
CAPITAL ADEQUACY

The Company and Bank had consolidated total equity of $4.6 million on December 31, 1993. The Company has issued stock dividends in 1994 (38,560 shares), 1996 (42,376 shares), 1998 (46,526 shares), and the most recent dividend of 51,080 shares in February 2000.

Total regulatory capital at December 31, 2001 was $12.4 million and total Tier 1 capital was $11.5 million. Total regulatory capital at December 31, 2000 was $11.5 million and total Tier 1 capital was $10.7 million.

Risk based capital guidelines as defined by banking regulators required the Bank to maintain minimum total capital ratios of 8% to risk-weighted assets, Tier I capital to risk-weighted assets of 4%, and Tier I capital to average assets of 5%.

Total regulatory capital to risk-weighted assets was 12.7% at December 31, 2001 and 13.3% at December 31, 2000. Tier I capital to risk-weighted assets was 11.7% at December 31, 2001 and 12.5% at December 31, 2000. Tier I capital to average assets was 8.1% at December 31, 2001 and 8.8% at December 31, 2000.

The Bank exceeded all minimum capital ratio requirements in 2001 and 2000 and management believes that the capital position is adequate to support the operations of the Company and subsidiary Bank.

REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). The Company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and the Securities and Exchange Commission (SEC).

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Since the Company has not purchased any other banks or entities, this statement is not expected to have any impact on the Company's consolidated financial statements. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS 142 is effective January 1, 2002. It is not expected that these statements will have an impact on the Company's consolidated financial position or results of operations. Since the Bank does not have any goodwill or other intangible assets, this statement is not expected to have any impact on the Bank's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Bank does not have any legal obligations as described above, this statement is not expected to have any impact on the Bank's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Bank's financial position or results of operations.



NUMERICAL  ENTRIES  APPEARING  IN THIS  REPORT  HAVE  BEEN  ROUNDED  FOR EASE IN
READABILITY. ACTUAL BALANCES APPEAR IN THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH IS CONTAINED WITHIN THE FOLLOWING PAGES OF THIS DOCUMENT.

Item 7. Financial Statements











                         FIRST CENTRAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                             Lenoir City, Tennessee

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000, and 1999

                        [PUGH & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Central Bancshares, Inc.
Lenoir City, Tennessee


We have audited the accompanying consolidated balance sheets of First Central Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.




                                                    Pugh & Company, P.C.
                                                    Certified Public Accountants
                                                    March 1, 2002

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                             As of December 31,
                                                                                    -----------------------------------
                                                                                          2001                  2000
                                                                                    -------------         -------------
                                   ASSETS
Cash and Due From Banks                                                              $  5,698,470          $  5,409,424
Federal Funds Sold                                                                     11,758,000             5,360,000
                                                                                     -------------         ------------
  Total Cash and Cash Equivalents                                                      17,456,470            10,769,424

Investment Securities, at Fair Value                                                   31,559,011            33,613,495
Loans, Net                                                                             89,508,746            76,069,878
Premises and Equipment, Net                                                             4,483,874             4,768,958
Accrued Interest Receivable                                                               713,939             1,038,141
Prepaid Expenses and Other                                                                184,884               131,735
Prepaid Income Taxes                                                                            0                29,913
Deferred Income Tax Benefit                                                               121,502               158,401
                                                                                     -------------         ------------
TOTAL ASSETS                                                                         $144,028,426          $126,579,945
                                                                                     =============         ============

                           LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                             $ 60,315,670          $ 47,682,623
  Term                                                                                 70,714,215            67,376,817
                                                                                     -------------         ------------
   Total Deposits                                                                     131,029,885           115,059,440
                                                                                     -------------         ------------

 Accrued Interest Payable                                                                 467,170               528,746
 Securities Sold Under Agreements to Repurchase                                           819,933               257,759
 Accrued Income Taxes                                                                      48,857                     0
 Other                                                                                    181,583               185,448
                                                                                     -------------         ------------
   Total Liabilities                                                                  132,547,428           116,031,393
                                                                                     -------------         ------------

SHAREHOLDERS' EQUITY
 Common Stock - $5.00 Par Value, 2,000,000 Shares
  Authorized; 564,361 Shares Issued                                                     2,821,805             2,821,805
 Capital in Excess of Par Value                                                         5,430,199             5,430,199
 Treasury Stock, at Cost; 17,333 Shares
  (5,000 in 2000)                                                                        (430,646)             (130,000)
 Retained Earnings                                                                      3,640,575             2,607,818
                                                                                     -------------         ------------
 Shareholders' Equity Before Accumulated Other
  Comprehensive Income (Loss)                                                          11,461,933            10,729,822
 Accumulated Other Comprehensive Income (Loss)                                             19,065              (181,270)
                                                                                     -------------         -------------
   Total Shareholders' Equity                                                          11,480,998            10,548,552
                                                                                     -------------         ------------
TOTAL LIABILITIES AND EQUITY                                                         $144,028,426          $126,579,945
                                                                                     =============         ============




     The accompanying notes are an integral part of these financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                For the Years Ended December 31,
                                                                      -----------------------------------------------
                                                                         2001              2000               1999
                                                                      ----------        ----------         ----------
  INTEREST INCOME
   Loans                                                              $7,141,229        $6,908,948         $6,091,993
   Investment Securities                                               1,840,892         2,168,750          1,792,025
   Federal Funds Sold                                                    388,713            95,119            305,820
                                                                      ----------         ---------         ----------
    Total Interest Income                                              9,370,834         9,172,817          8,189,838

  INTEREST EXPENSE                                                     4,816,584         4,595,659          3,930,390
                                                                      ----------        ----------         ----------

  NET INTEREST INCOME                                                  4,554,250         4,577,158          4,259,448

  PROVISION FOR LOAN LOSSES                                              459,112           209,038            160,000
                                                                      ----------        ----------         ----------

  NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                     4,095,138         4,368,120          4,099,448
                                                                      ----------        ----------         ----------

  NONINTEREST INCOME
   Service Charges on Demand Deposits                                  1,037,296           713,546            640,953
   Loan Fees and Other Service Charges                                   540,963           408,492            461,590
   Gain on Sales of Investment Securities                                117,001             6,365             23,578
   Income From Non-Refundable Deposit
    on Sale of Branch                                                          0                 0            300,000
   Gain on Sale of Branch                                                      0           434,797                  0
   Net Gain on Sales of Loans                                            295,368            68,687            120,271
   Other                                                                  69,687            75,364             36,480
                                                                      ----------        ----------         ----------
    Total Noninterest Income                                           2,060,315         1,707,251          1,582,872
                                                                      ----------        ----------         ----------

  NONINTEREST EXPENSE
   Salaries and Employee Benefits                                      2,449,661         2,140,117          1,969,530
   Occupancy Costs                                                       431,085           385,040            352,250
   Data Processing Fees                                                  462,778           401,499            352,721
   Furniture and Equipment Depreciation
    and Maintenance                                                      340,908           359,942            402,540
   Federal Insurance Premiums                                             45,702            44,089             37,073
   Advertising and Promotion                                             104,420           131,904            128,991
   Office Supplies and Postage                                           269,701           225,327            231,119
   Other                                                                 430,461           307,987            379,956
                                                                      ----------        ----------         ----------
    Total Noninterest Expense                                          4,534,716         3,995,905          3,854,180
                                                                      ----------        ----------         ----------

  INCOME BEFORE INCOME TAXES                                           1,620,737         2,079,466          1,828,140

  INCOME TAXES                                                           587,980           782,394            645,724
                                                                      ----------        ----------         ----------

  NET INCOME                                                          $1,032,757        $1,297,072         $1,182,416
                                                                      ==========        ==========         ==========

  EARNINGS PER SHARE AMOUNTS                                          $    1.85         $    2.33          $    2.30
                                                                      ==========        ==========         =========


     The accompanying notes are an integral part of these financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                                                            For the Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       2001                2000              1999
                                                                  ------------        -----------       -----------
NET INCOME                                                        $ 1,032,757         $1,297,072        $ 1,182,416
                                                                  ------------        -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX:
 Unrealized Gains (Losses) on Investment
  Securities Available for Sale                                       206,120          1,158,048         (1,553,486)
 Reclassification Adjustment for Gains
  on Sales of Investment Securities
  Available for Sale                                                  117,001              6,365             23,578
 Change in Deferred Income Tax Associated
  With Unrealized Gains/Losses on
   Investment Securities Available
   for Sale                                                          (122,786)          (442,477)           581,365
                                                                  ------------       ------------       -----------
   Other Comprehensive Income (Loss),
    Net of Tax                                                        200,335            721,936           (948,543)
                                                                  ------------       ------------       -----------
COMPREHENSIVE INCOME                                              $ 1,233,092        $ 2,019,008        $   233,873
                                                                  ============       ============       ===========









     The accompanying notes are an integral part of these financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      For the Years Ended December 31, 2001

                                                                             Accumulated
                                                                                Other
                                          Capital in                       Comprehensive                          Total
                             Common       Excess of          Retained          Income          Treasury      Shareholders'
                             Stock         Par Value         Earnings          (Loss)            Stock           Equity
                           ----------     ----------       ----------      ------------      ----------      ------------
BALANCES,
 JANUARY 1,
 1999                      $2,566,405     $4,357,519       $1,456,410        $   45,337       $       0       $ 8,425,671

Other
 Comprehensive
 Loss                               0              0                0          (948,543)              0          (948,543)

Net Income                          0              0        1,182,416                 0               0         1,182,416
                           ----------     ----------       -----------        ----------      ----------      -----------

BALANCES,
 DECEMBER 31,
 1999                       2,566,405      4,357,519        2,638,826          (903,206)              0         8,659,544

Other
 Comprehensive
 Income                             0              0                0           721,936               0           721,936

Stock Dividend
 of 51,080
 Shares of
 Common Stock                 255,400      1,072,680       (1,328,080)                0               0                 0

Purchase of
 Treasury
 Stock                              0              0                0                 0        (130,000)         (130,000)

Net Income                          0              0        1,297,072                 0               0         1,297,072
                           ----------     ----------      -----------        ----------      ----------       -----------
BALANCES,
 DECEMBER 31,
 2000                       2,821,805      5,430,199        2,607,818          (181,270)       (130,000)       10,548,552

Other
 Comprehensive
 Income                             0              0                0           200,335               0           200,335

Purchases of
 Treasury
 Stock                              0              0                0                 0        (430,646)         (430,646)

Sale of
 Treasury
 Stock                              0              0                0                 0         130,000           130,000

Net Income                          0              0        1,032,757                 0               0         1,032,757
                           ----------     ----------       ----------         ---------       ---------       -----------
BALANCES,
 DECEMBER 31,
 2001                      $2,821,805     $5,430,199       $3,640,575         $  19,065       $(430,646)      $11,480,998
                           ==========     ==========       ==========         =========       =========       ===========

     The accompanying notes are an integral part of these financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                           2001                2000               1999
                                                                      -------------       -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $  1,032,757        $  1,297,072       $  1,182,416
                                                                      -------------       -------------      ------------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                               459,112             209,038            160,000
   Depreciation                                                            291,057             303,740            326,718
   (Gain) on Sales of Investment Securities                               (117,001)             (6,365)           (23,578)
   Loss on Sales of Premises and Equipment                                  13,253                   0                  0
   (Gain) on Sale of Branch                                                      0            (434,797)                 0
   Net (Gain) on Sales of Loans                                           (295,368)            (68,687)          (120,271)
   Deferred Income Tax (Benefit)                                           (85,887)             (7,415)            14,083
   (Decrease) in Unearned Interest                                        (241,003)           (458,148)          (177,024)
   (Increase) Decrease in Unearned Loan Fees                                26,239                 700            (19,802)
   Amortization of Premiums and Discounts
    on Investment Securities, Net                                          (10,016)            (19,301)            13,278
   Federal Home Loan Bank Stock Dividends                                  (25,800)            (26,200)           (22,500)
   (Increase) Decrease in Accrued Interest
     Receivable                                                            324,202            (260,688)          (105,440)
   (Increase) Decrease in Prepaid Expenses
    and Other                                                              (53,149)             32,217             23,766
   (Increase) Decrease in Prepaid Income Taxes                              29,913             (29,913)            10,050
   Increase (Decrease) in Accrued Interest
    Payable                                                                (61,576)            140,283            (52,523)
   (Increase) Decrease in Income Taxes Payable                              48,857            (108,302)           108,302
   Increase (Decrease) in Other Liabilities                                 (3,865)             21,113             63,140
                                                                      -------------       -------------      ------------
    Total Adjustments                                                      298,968            (712,725)           198,199
                                                                      -------------       -------------      ------------
     Net Cash Provided by Operating Activities                           1,331,725             584,347          1,380,615
                                                                      -------------       -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Proceeds From Sale of Branch                                                0             676,148                  0
 Proceeds From Sales of Premises and Equipment                              19,379                   0                  0
 Purchases of Investment Securities Available
  for Sale                                                             (30,549,754)         (5,668,860)       (11,782,649)
 Principal Repayments on Mortgage-Backed
  Securities Available for Sale                                          2,174,514             892,074          1,457,869
 Maturities of Investment Securities Available
  for Sale                                                              30,905,662             111,907          6,250,000
 Increase in Loans                                                     (54,190,343)        (11,923,316)       (18,483,255)
 Sales of Investment Securities Available
  for Sale                                                                       0             496,875          1,487,641
 Proceeds From Sales of Loans                                           40,802,495           6,695,387          8,221,961
 Net Purchases of Premises and Equipment                                  (38,605)            (744,059)        (1,131,632)
 Proceeds From Sales of Foreclosed Real Estate                                   0             200,000                  0
                                                                      -------------       -------------      ------------
     Net Cash Used in Investing Activities                             (10,876,652)         (9,263,844)       (13,980,065)
                                                                      -------------       -------------      -------------



     The accompanying notes are an integral part of these financial statements.


                                                                                For the Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                           2001                2000               1999
                                                                      -------------       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits                                                   15,970,445          13,491,507            984,701
 Net Increase (Decrease) in Securities Sold
 Under Agreements to Repurchase                                            562,174          (2,413,694)         2,637,020
 Purchases of Treasury Stock                                              (430,646)           (130,000)                 0
 Sale of Treasury Stock                                                    130,000                   0                  0
                                                                      -------------       -------------      ------------
     Net Cash Provided by Financing Activities                          16,231,973          10,947,813          3,621,721
                                                                      -------------       -------------      ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                        6,687,046           2,268,316         (8,977,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            10,769,424           8,501,108         17,478,837
                                                                      -------------       -------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 17,456,470        $ 10,769,424       $  8,501,108
                                                                      =============       =============      ============

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                            $  4,878,160        $  4,458,100       $  3,982,913
  Income Taxes                                                        $    537,414        $    932,785       $    513,289

Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Gain (Loss) on
  Investment Securities                                               $    323,121        $  1,164,413       $ (1,529,908)
 Change in Deferred Income Tax Associated With
  Unrealized Gain (Loss) on Investment
   Securities)                                                        $    122,786        $    442,477       $   (581,365)
 Change in Net Unrealized Gain (Loss) on
  Investment Securities                                               $    200,335        $    721,936       $   (948,543)
 Issuance of Common Stock Dividend:
  Par Value                                                           $          0        $    255,400       $          0
  Capital in Excess of Par Value                                      $          0        $  1,072,680       $          0
  Reduction in Retained Earnings Due to
   Issuance of Common Stock Dividend                                  $          0        $  1,328,080       $          0
  Acquisition of Foreclosed Real Estate                               $          0        $          0       $   (210,292)
  Sale of Branch:
   Assets Removed:
    Loans                                                             $          0        $    626,848       $          0
    Premises and Equipment                                            $          0        $    780,662       $          0
    Accrued Interest Receivable                                       $          0        $      1,877       $          0
    Other Assets                                                      $          0        $      4,200       $          0
   Liabilities Removed:
    Deposits                                                          $          0        $ (1,169,512)      $          0
    Accrued Interest Payable                                          $          0        $     (2,724)      $          0




     The accompanying notes are an integral part of these financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000, and 1999




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Company's subsidiary, First Central Bank (the Bank), provides a variety of banking services to individuals and businesses through its main office in Lenoir City and six branches located in Loudon, Roane, Knox, and Blount County, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and installment loans. In 2000, the Bank formed a new subsidiary, FCB Financial Services, Inc. for the purpose of selling insurance and investment products.

Principles of Consolidation - The consolidated financial statements include the accounts of First Central Bancshares, Inc., a bank holding company, its wholly-owned subsidiary, First Central Bank, and the Bank's subsidiary, FCB Financial Services, Inc. All significant intercompany balances and transactions have been eliminated.

Consolidated Statements of Comprehensive Income - The Financial Accounting Standards Board SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments, and unrealized gains and losses on investment securities available for sale.

Estimates - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Those estimates and assumptions affect certain reported amounts and disclosures. Accordingly, actual results could vary from those estimates.

Cash and Due From Banks - Cash and due from banks includes balances in three correspondent commercial banks located in the Southeastern United States, approximately $105,700 ($249,400 in 2000) on deposit with the Nashville branch of Federal Reserve Bank of Atlanta, and approximately $7,200 ($16,000 in 2000) on deposit with the Federal Home Loan Bank of Cincinnati. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $38,000 as of December 31, 2001 ($3,200 in 2000).

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

Buildings and Land Improvements                                 15 to 40 years
Leasehold Improvements                                           7 to 31 years
Furniture, Fixtures, and Equipment                               5 to  7 years

Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding of 558,244 in 2001 (555,427 and 513,281 in 2000 and 1999,
respectively).

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

Reclassifications - Certain items in the 2000 financial statements have been reclassified to conform with the 2001 financial statements.

NOTE 2 - INVESTMENT SECURITIES

The Bank applies SFAS No. 115 in accounting for investment securities. The amortized cost and estimated fair value of investment securities as of December 31, 2001 and 2000:

                                                            Investment Securities Available for Sale
                                          -----------------------------------------------------------------------------
                                                                   Gross                Gross             Estimated
                                             Amortized           Unrealized          Unrealized             Market
                                               Cost                Gains               Losses               Value
                                          ----------------    -----------------    ----------------     ---------------
As of December 31, 2001:
 Debt Securities:
 U.S. Treasury Securities
  and Obligations of U.S.
  Government Corporations
  and Agencies                         $        9,755,355  $            93,048  $          (8,335)   $       9,840,068
 Obligations of States
  and Political
  Subdivisions                                  2,509,726               36,519            (18,839)           2,527,406
 Corporate Debt
  Securities                                      491,109               28,016                  0              519,125
 Mortgage-Backed
  Securities                                   18,295,396               85,236           (184,895)          18,195,737
                                          ----------------    -----------------    ----------------     ---------------
                                               31,051,586              242,819           (212,069)          31,082,336
 Equity Securities:
 Stock in Federal Home
  Loan Bank of
  Cincinnati, at Cost                             402,100                    0                  0              402,100
 Stock in Banker's Bank,
  at Cost                                          74,575                    0                  0               74,575
                                          ----------------    -----------------    ----------------     ---------------
                                       $       31,528,261  $           242,819  $        (212,069)   $      31,559,011
                                          ================    =================    ================     ===============

                                                            Investment Securities Available for Sale
                                          -----------------------------------------------------------------------------
                                                                   Gross                Gross             Estimated
                                             Amortized           Unrealized          Unrealized             Market
                                               Cost                Gains               Losses               Value
                                          ----------------    -----------------    ----------------     ---------------
As of December 31, 2000:
 Debt Securities:
 U.S. Treasury Securities
  and Obligations of U.S.
  Government Corporations
  and Agencies                         $       26,595,011  $           76,081   $        (353,708)   $      26,317,384
 Obligations of States
  and Political
  Subdivisions                                  2,436,039              13,294             (22,952)           2,426,381
 Corporate Debt
  Securities                                      488,897               3,758                   0              492,655
 Mortgage-Backed                                3,935,044              12,876             (21,720)           3,926,200
  Securities
                                          ----------------    -----------------    ----------------     ---------------
                                               33,454,991             106,009            (398,380)          33,162,620
 Equity Securities:
 Stock in Federal Home
  Loan Bank of
  Cincinnati, at Cost                             376,300                   0                   0              376,300
 Stock in Banker's Bank,
  at Cost                                          74,575                   0                   0               74,575
                                          ----------------    -----------------    ----------------     ---------------
                                       $       33,905,866  $          106,009   $        (398,380)   $      33,613,495
                                          ================    =================    ================     ===============

The amortized cost and estimated market value of debt securities as of December 31, 2001 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Available for Sale
                                                                                 --------------------------------------
                                                                                                         Estimated
                                                                                    Amortized             Market
                                                                                      Cost                 Value
                                                                                 ----------------    ------------------
Due in One Year or Less                                                       $            8,648  $              8,757
Due After One Year Through Five Years                                                  7,219,182             7,285,638
Due After Five Years Through Ten Years                                                 8,185,748             8,263,930
Due After Ten Years                                                                   15,638,008            15,524,010
                                                                                 ----------------    ------------------
 Total Debt Securities                                                        $       31,051,586  $         31,082,335
                                                                                 ================    ==================

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on their contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

Gross gains of $117,001, $6,365, and $23,578 were realized on the sale of certain investment securities classified as available for sale during the years ended December 31, 2001, 2000, and 1999, respectively.

Investments with carrying values of approximately $5,259,000 and $6,704,000 were pledged to secure deposits of public funds as of December 31, 2001 and 2000, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the East Tennessee area. A summary of loans is as follows:

                                                                                  2001                   2000
                                                                           -------------------    --------------------
Loans Secured by Real Estate:
 Non-Farm, Non-Residential                                              $         30,471,629   $           8,140,345
 Construction and Land Development                                                14,341,228              12,119,303
 Residential and Other Properties                                                 26,057,913              22,450,191
                                                                           -------------------    --------------------
  Total Loans Secured by Real Estate                                              70,870,770              42,709,839
Commercial and Industrial Loans                                                   10,091,954              16,135,289
Consumer Loans                                                                     9,311,121              17,273,275
Other Loans                                                                          347,443               1,049,884
                                                                           -------------------    --------------------
                                                                                  90,621,288              77,168,287

Less:  Allowance for Loan Losses                                                    (967,420)               (738,523)
       Unearned Interest                                                            (101,274)               (342,277)
       Unearned Loan Fees                                                            (43,848)                (17,609)
                                                                           -------------------    --------------------
                                                                        $         89,508,746   $          76,069,878
                                                                           ===================    ====================

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they become payable. Outstanding letters of credit were approximately $1,976,000 and $1,006,000 as of December 31, 2001 and 2000, respectively. Unadvanced lines of credit and commitments to extend credit were approximately $22,076,000 and $16,670,000 as of December 31, 2001 and 2000, respectively. Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2001 and 2000, approximately $12,874,000 and $7,898,000, respectively, were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.

Loans to executive officers, directors, and their affiliates are as follows:

                                                                                          December 31,
                                                                           -------------------------------------------
                                                                                  2001                   2000
                                                                           -------------------    --------------------
Loans at Beginning of Year                                              $          1,870,117   $           1,212,989
 Disbursements                                                                     1,288,258               1,142,518
 Repayments and Reclassifications                                                   (769,544)               (485,390)
                                                                           -------------------    --------------------
Loans at End of Year                                                    $          2,388,831   $           1,870,117
                                                                           ===================    ====================

The transactions in the allowance for loan losses are as follows:

                                                           2001                   2000                   1999
                                                    -------------------    -------------------    --------------------
Balance, Beginning of Year                       $            738,523   $            618,034   $             594,059
Provision - Charged to Expense                                459,112                209,038                 160,000
Recoveries of Loans Previously
 Charged Off                                                   52,084                 57,318                  59,653
Loans Charged Off                                            (282,299)              (145,867)               (195,678)
                                                    -------------------    -------------------    --------------------
Balance, End of Year                             $            967,420   $            738,523   $             618,034
                                                    ===================    ===================    ====================

Loans past due ninety days or more and still accruing interest totalled approximately $344,580 as of December 31, 2001 ($91,369 in 2000). There were loans totalling approximately $304,602 on which the accrual of interest had been discontinued as of December 31, 2001 ($10,950 in 2000).

As of December 31, 2001 and 2000, the Bank had loans amounting to approximately $1,472,871 and $944,335, respectively, that were specifically classified as impaired. The average individual loan balance of these impaired loans amounted to approximately $15,000 and $27,000, respectively, for the years ended December 31, 2001 and 2000. As of December 31, 2001 and 2000 the allowance for loan losses for impaired loans amounted to approximately $241,300 and $85,700, respectively. Also, interest income of $120,975 and $75,800 relating to these impaired loans was recognized for the years ended December 31, 2001 and 2000, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                                                  2001                   2000
                                                                           -------------------    --------------------
Land                                                                    $           1,463,470  $            1,463,470
Buildings                                                                           3,173,578               3,160,257
Furniture, Fixtures, and Equipment                                                  1,861,149               1,904,406
                                                                           -------------------    --------------------
                                                                                    6,498,197               6,528,133
Less Accumulated Depreciation                                                       2,014,323               1,759,175
                                                                           -------------------    --------------------
                                                                        $           4,483,874  $            4,768,958
                                                                           ===================    ====================

NOTE 5 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                                                                  2001                   2000
                                                                           -------------------    --------------------
Investment Securities                                                   $             273,441  $              555,068
Loans                                                                                 440,498                 483,073
                                                                           -------------------    --------------------
                                                                        $             713,939  $            1,038,141
                                                                           ===================    ====================
NOTE 6 - DEPOSITS

A summary of deposits is as follows:
                                                                                  2001                   2000
                                                                           -------------------    --------------------
Demand Deposits:
 Noninterest-Bearing Accounts                                           $          22,183,697  $           18,541,376
 NOW and MMDA Accounts                                                             31,714,993              23,767,510
 Savings Accounts                                                                   6,416,980               5,373,737
                                                                           -------------------    --------------------
  Total Demand Deposits                                                            60,315,670              47,682,623
                                                                           -------------------    --------------------

Term Deposits:
 Less Than $100,000                                                                51,721,945              49,809,443
 $100,000 or More                                                                  18,992,270              17,567,374
                                                                           -------------------    --------------------
  Total Term Deposits                                                              70,714,215              67,376,817
                                                                           -------------------    --------------------
                                                                        $         131,029,885  $          115,059,440
                                                                           ===================    ====================

As of December 31, 2001, the scheduled maturities of term deposits above are as follows:

           2002                                   $          39,985,783
           2003                                              23,394,994
           2004                                               5,052,420
           2005                                                 928,753
           2006                                               1,352,265
                                                     -------------------
                                                  $          70,714,215
                                                     ===================
NOTE 7 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                           2001                   2000                   1999
                                                    -------------------    -------------------    --------------------
Deposits:
 NOW and MMDA Accounts                           $             669,871  $             911,896  $              862,001
 Savings Accounts                                              111,069                116,407                 108,868
 Term Deposits                                               4,035,644              3,531,340               2,959,521
                                                    -------------------    -------------------    --------------------
  Total Interest                                             4,816,584              4,559,643               3,930,390
   Expense on Deposits
                                                    -------------------    -------------------    --------------------
Borrowings:
 Federal Funds Purchased                                             0                 36,016                       0
                                                    -------------------    -------------------    --------------------
  Total Interest
   Expense on Borrowings                                             0                 36,016                       0
                                                    -------------------    -------------------    --------------------
    Total Interest Expense                       $           4,816,584  $           4,595,659  $            3,930,390
                                                    ===================    ===================    ====================

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors totalling $819,933 and $257,759 as of December 31, 2001 and 2000, respectively.

Securities sold under agreements to repurchase averaged approximately $814,000 and $738,000 during 2001 and 2000, respectively. The maximum amounts outstanding at any month-end during 2001 and 2000 were approximately $946,000 and $4,375,000, respectively.

NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate as follows:

                                                  2001                          2000                       1999
                                           -------------------          -------------------         -------------------
                                                       Percent                      Percent                     Percent
                                                          of                           of                          of
                                                       Pretax                       Pretax                      Pretax
                                          amount       Income          Amount       Income         Amount       Income
                                         --------     --------        --------     --------       --------     -------
Federal Income Tax at
 Statutory Rate                         $551,051        34.0 %       $707,018        34.0 %      $621,567        34.0 %
Tax Exempt Income                        (27,966)       (1.7)         (22,681)       (1.2)        (22,442)       (1.2)
State Income Taxes, Net                   64,181         4.0           82,347         4.0          68,470         3.7
Other, Net                                   714         0.0           15,710         0.8         (21,871)       (1.2)
                                        ---------       ------       ---------       ------       --------       -----
                                         587,980        36.3 %        782,394        37.6 %       645,724        35.3 %
                                        ---------       ------       ---------      -------      ---------       ------
Income Taxes Consist of:
 Current                                 673,867                      789,809                     631,641
 Deferred (Benefit)                      (85,887)                      (7,415)                     14,083
                                        ---------                    ---------                   --------
                                        $587,980                     $782,394                    $645,724
                                        =========                    =========                   ========

The net deferred tax asset in the December 31, 2001 and 2000 consolidated balance sheets includes the following components:

                                                                                  2001                   2000
                                                                           -------------------    --------------------
Deferred Tax Assets:
 Provision for Loan Losses                                              $             283,444  $              211,687
 Deferred Loan Fees                                                                    16,645                   6,684
 Capitalized Loan Interest on Building                                                  8,098                       0
 Other                                                                                  1,576                       0
 Unrealized Holding Loss on
  Investment Securities                                                                     0                 111,101
                                                                           -------------------    --------------------
   Total Deferred Tax Assets                                                          309,763                 329,472
                                                                           -------------------    --------------------

Deferred Tax Liabilities:
 Depreciation                                                                          77,081                  83,573
 FHLB Stock Dividends                                                                  56,295                  46,501
 Prepaid Items                                                                         24,480                  26,805
 Unrealized Holding Gain on
  Investment Securities                                                                11,685                       0
 Other                                                                                 18,720                  14,192
                                                                           -------------------    --------------------
   Total Deferred Tax Liabilities                                                     188,261                 171,071
                                                                           -------------------    --------------------
    Net Deferred Tax Assets                                             $             121,502  $              158,401
                                                                           ===================    ====================

NOTE 10 - RETIREMENT PLAN

The Bank has a profit sharing retirement plan which allows for discretionary contributions by the Bank as determined annually by its board of directors. The plan also allows for voluntary 401(k) contributions by employees up to fifteen percent of their compensation. The Bank's contributions to the plan for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                       401(k) Matching       Profit Sharing              Total
                                                     ------------------    -------------------    --------------------
              2001                                $              8,388  $              80,371  $               88,759
              2000                                $             10,084  $              86,282  $               96,366
              1999                                $              7,452  $              70,484  $               77,936


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                      To Be Well
                                                                      To Comply With               Capitalized Under
                                                                      Minimum Capital              Prompt Corrective
                                             Actual                    Requirements                Action Provisions
                                     ------------------------    --------------------------    --------------------------
                                      Amount         Ratio         Amount          Ratio         Amount          Ratio
                                     ----------    ----------    -----------     ----------    ------------    ----------
As of
December 31, 2001:
 Total Capital
  (to Risk-                       $     12,403         12.7%  $       7,810          >8.0%  $        9,763        >10.0%
  Weighted Assets)
 Tier I Capital
  (to Risk-                       $     11,436         11.7%  $       3,905          >4.0%  $        5,858         >6.0%
  Weighted Assets)
 Tier I Capital
  (to Average Assets)             $     11,436          8.1%  $       4,214          >5.0%  $        7,023         >5.0%

As of
December 31, 2000:
 Total Capital
  (to Risk-                       $     11,450         13.3%  $       6,875          >8.0%  $        8,594        >10.0%
  Weighted Assets)
 Tier I Capital
  (to Risk-                       $     10,712         12.5%  $       3,438          >4.0%  $        5,157         >6.0%
  Weighted Assets)
 Tier I Capital
  (to Average Assets)             $     10,712          8.8%  $       6,093          >5.0%  $        6,093         >5.0%


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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2001 and 2000, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Deposits - The estimated fair value of demand, savings, NOW, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The face value compared to the fair value of these items is not material to the Company as of December 31, 2001 and 2000.


The recorded book value and estimated fair value of the Company's financial instruments as of December 31 are as follows:

                                                         2001                                      2000
                                         --------------------------------------    -------------------------------------
                                             Recorded            Estimated            Recorded             Estimated
                                               Book                 Fair                Book                 Fair
                                              Value                Value                Value                Value
                                         -----------------    -----------------    ----------------     ----------------
FINANCIAL ASSETS:
 Cash and
  Cash Equivalents                    $        17,456,470  $        17,456,470  $       10,769,424   $        10,769,424
 Investment Securities                $        31,559,011  $        31,559,011  $       33,613,495   $        33,613,495
 Net Loans                            $        89,508,746  $        89,751,198  $       76,069,878   $        76,072,629

FINANCIAL LIABILITIES:
 Deposits                             $       131,029,885  $       132,819,703  $      115,059,440   $       115,108,958



NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. Note 2 discusses the types of securities that the Bank invests in.
Note 3 discusses the types of lending that the Bank engages in. The Bank does not have any significant concentrations to any one industry or customer.

NOTE 14 - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information of First Central Bancshares, Inc. (parent company only) is as follows:

                             CONDENSED BALANCE SHEET
                                December 31, 2001
Assets:
 Demand Balance With Subsidiary                                                            $                 17,147
 Accounts Receivable - Subsidiary                                                                                 0
 Prepaid Income Taxes                                                                                         8,353
 Investment in Subsidiary                                                                                11,436,476
                                                                                              -----------------------
  Total Assets                                                                             $             11,461,976
                                                                                              =======================

Liabilities:
 Accrued Expenses                                                                          $                     43
                                                                                              -----------------------
  Total Liabilities                                                                                              43
                                                                                              -----------------------

Shareholders' Equity:
 Common Stock - Par Value $5.00,
  Authorized 2,000,000 Shares; 564,361 Shares
  Shares Issued                                                                                           2,821,805
 Capital in Excess of Par Value                                                                           5,430,199
 Treasury Stock, at Cost; 17,333 Shares (5,000 in 2000)                                                    (430,646)
 Retained Earnings                                                                                        3,640,575
                                                                                              -----------------------
  Total Shareholders' Equity                                                                             11,461,933
                                                                                              -----------------------
Total Liabilities and Shareholders' Equity                                                 $             11,461,976
                                                                                              =======================

                                                 CONDENSED STATEMENT OF INCOME
                                                 Year Ended December 31, 2001

Expenses                                                                                   $                 13,496
                                                                                              -----------------------
Loss Before Equity in Undistributed
 Earnings of Subsidiary                                                                                     (13,496)
Undistributed Earnings of Subsidiary                                                                      1,046,253
                                                                                              -----------------------
  Net Income                                                                               $              1,032,757
                                                                                              =======================

                                               CONDENSED STATEMENT OF CASH FLOWS
                                                 Year Ended December 31, 2001

Operating Activities:
 Net Income                                                                                $              1,032,757
                                                                                              -----------------------
 Adjustments to Reconcile Net Income to
  Net Cash Used in Operating Activities:
   Undistributed Earnings of Subsidiary                                                                  (1,046,253)
   Decrease in Prepaid Income Taxes                                                                           2,369
   Increase in Accrued Expenses                                                                                  28
                                                                                              -----------------------
    Total Adjustments                                                                                    (1,043,856)
                                                                                              -----------------------
     Net Cash Used in Operating Activities                                                                  (11,099)
                                                                                              -----------------------
Financing Activities:
   Dividends Received                                                                                       322,000
   Purchase of Treasury Stock                                                                              (300,646)
                                                                                              -----------------------
      Net Cash Provided by Financing Activities                                                              21,354
                                                                                              -----------------------
Net Increase in Demand Account Balance With Subsidiary                                                       10,255
Demand Account Balance With Subsidiary, Beginning of Year                                                     6,892
                                                                                              -----------------------
Demand Account Balance With Subsidiary, End of Year                                        $                 17,147
                                                                                              =======================

NOTE 15 - STOCK DIVIDENDS

The Company did not declare a dividend in 2001. During 2000, the Company's board of directors approved the issuance of a ten percent stock dividend to shareholders of record as of February 14, 2000. An additional 51,080 shares of Common Stock were issued at $26 per share, and retained earnings were reduced by $1,328,080 in 2000 as a result of the stock dividend. The Company did not declare a dividend in 1999.


NOTE 16 - TREASURY STOCK

During 2001, the Company's board of directors approved the purchase of 17,333 shares of its Common Stock at a total cost of $430,646, which was funded by cash dividends from the subsidiary bank and the sale of 5,000 shares of its common stock for $130,000, acquired in 2000. During 2000, the Company's board of directors approved the purchase of 5,000 shares of its Common Stock at $26 per share, which was funded by a cash dividend from the subsidiary.

NOTE 17 - STOCK OPTION PLAN

At the April 20, 2000 annual shareholders' meeting, shareholders approved the designation of 25,000 shares of Common Stock of First Central Bancshares, Inc. for stock options for employees, to be awarded at the discretion of the board of directors. No options have been granted to date.

NOTE 18 - BRANCH SALE

The Bank and the Company entered into an agreement, effective October of 1999, to sell the Sweetwater branch. The total consideration of approximately $1,500,000 was for the opportunity to acquire the branch and for the branch itself and was payable in two components. The buyer paid $300,000 (received in
1999) upon the execution of the agreement. The $300,000 amount was nonrefundable, and as such, was recorded in the 1999 consolidated statement of income as Income From Non-Refundable Deposit on Sale of Branch. The remaining approximate $1,200,000 was paid at the closing of the transaction in June of 2000. In addition, the buyer paid $167,188 for the operating loss of the branch from the date of the agreement to the closing. Of this amount, $40,262, which was for the 1999 loss from the agreement date to December 31, 1999, is included in the $434,797 gain on sale of branch. The remainder, which was $126,926 and represented the loss of the branch from January 2000 to the closing in June of 2000, eliminated the loss of the branch for the year 2000.

NOTE 19 - EMPLOYMENT AGREEMENTS

The Bank has entered into employment agreements with the chairman, president, and one other officer of the Bank. The agreements contain various provisions related to salary, benefits, and non-compete clauses.


                            FINANCIAL DATA SCHEDULES

                                   SCHEDULE I
                  AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
                                 (IN THOUSANDS)

                                                                  2001                                2000
                                                      ---------------------------          ---------------------------
                                                Average                  Average      Average                 Average
                                                Balance      Interest     Yield       Balance     Interest     Yield
ASSETS
Federal Funds Sold                             $ 10,588        $  389       3.67%     $ 1,465       $   95       6.48%
Investment Securities:
Available for Sale:
 Taxable                                         27,610         1,736       6.29%      30,029        2,083       6.94%
 Tax-Exempt                                       2,828           105       3.71%       2,417           86       3.56%
Gross Loans, Including Fees                      84,030         7,141       8.50%      75,093        6,910       9.20%
                                              ----------      -------       -----   ----------     -------       -----
Total Interest-Earning Assets                   125,056        $9,371       7.49%     109,004       $9,174       8.42%
                                                              =======       =====                  =======       =====

Cash and Due From Banks                           4,323                                 4,072
All Other Assets                                  5,579                                 6,047
Less:
 Reserve for Loan Losses                           (773)                                 (669)
 Unearned Fees and Interest                        (228)                                 (611)
                                               ----------                            --------
TOTAL ASSETS                                   $133,957                              $117,843
                                               ==========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Deposits:
 Time Deposits                                 $ 70,967        $4,036       5.69%    $ 60,071       $3,531       5.88%
 Other Deposits                                  31,290           781       2.50%      31,240        1,029       3.29%
Federal Funds Purchased                               0             0       0.00%         493           36       7.30%
                                              ----------      -------      ------    ---------         ---       -----
Total Interest Bearing
 Liabilities                                    102,257        $4,817       4.71%      91,804       $4,596       5.01%
                                                               ======       =====                   ======       =====
Noninterest-Bearing Deposits                     19,636                                16,651
Total Cost of Funds                                                         3.95%                                4.24%
                                                                            =====                                =====
All Other Liabilities                               753                                   145
Shareholders' Equity                             11,213                                10,124
Unrealized Gain/(Loss) on
 Securities Available for Sale                       98                                  (881)
                                              ----------                             --------
Total Liabilities and
 Shareholders' Equity                          $133,957                              $117,843
                                              ==========                             ========
Net Interest Yield                                                          2.78%                                3.41%
                                                                            =====                                =====
Net Interest Margin                                                         3.64%                                4.20%
                                                                            =====                                =====

                                   SCHEDULE II
                              RATE/VOLUME ANALYSIS
                                 (IN THOUSANDS)




                                                           2001/2000                                   2000/1999
                                                  ----------------------------                ------------------
                                                   Increase (Decrease) Due                     Increase (Decrease) Due
                                                          to Change in                                to Change in
                                                  ----------------------------                --------------------
                                           Average       Average                       Average       Average
                                           Balance         Rate         Total          Balance         Rate         Total
                                           -------       -------        ------         -------       -------        -----
    INTEREST REVENUE
    Federal funds sold                      $ 335         $ (41)        $ 294           $(312)         $101         $(211)
    Securities available for sale,
    Taxable                                  (152)         (195)         (347)            273           100           373
    Securities available for sale,
    Tax-Exempt                                 15             4            19               7            (3)            4
    Loans, including fees                     759          (528)          231             595           102           697
                                            ------         -----        ------          ------        ------        -----

    Total interest revenue                    957          (760)          197             563           300           863

    INTEREST EXPENSE

    Interest bearing deposits                 516          (259)          257             220           410           630
    Other short term borrowings                 0             0             0               0             0             0
    Federal funds purchased                     0           (36)          (36)             36             0            36
                                           -------        ------        ------         -------       -------        -----

    Total interest expense                    516          (295)          221             256           410           666
                                           -------         -----       -------         -------       -------        -----

    Net change in net interest
    revenue                                 $ 441         $(465)        $ (24)          $ 307         $(110)        $ 197
                                           =======        ======        ======         =======        ======        =====

                                  SCHEDULE III
                            INTEREST RATE SENSITIVITY
                                 (IN THOUSANDS)



                                                                                  December 31,  2001
                                             --------------------------------------------------------------------
                                                0-3         4 Months       1 Year to         > 5
                                              Months        to 1 Year      5 Years          Years           Total
                                             ---------      ---------     ----------       --------       -------
ASSETS
Federal Funds Sold                           $ 11,758        $     0       $      0        $     0        $ 11,758
Investments                                     6,698          2,890          8,355         13,616          31,559
Loans                                          34,175         12,804         43,642              0          90,621
                                                    0              0              0              0               0
                                             --------       --------       --------        -------        --------

Total Earning Assets                         $ 52,631       $ 15,694       $ 51,997        $13,616        $133,938
                                             ========       ========       ========        =======        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing
 Deposits                                    $ 55,554       $ 25,054       $ 28,238        $     0        $108,846

Noninterest-Bearing
 Deposits                                      22,184              0              0              0          22,184

Securities Sold Under
 Agreements to Repurchase                         820              0              0              0             820
                                             --------       --------       --------        -------        --------

Total Interest- and
 Noninterest-Bearing
 Deposits                                    $ 78,558       $ 25,054       $ 28,238        $     0        $131,850
                                             ========       ========       ========        =======        ========

Interest Rate
 Sensitivity Gap                             $(25,927)      $ (9,360)      $ 23,759        $13,616        $  2,088
                                             ========       ========       ========        =======        ========

Cumulative Interest
 Rate Sensitivity Gap                        $(25,927)      $(35,287)      $(11,528)       $ 2,088
                                             ========       ========       ========        =======

Net Repricing Gap as a Percentage of
Total Earning Assets                           (19.36)%        (6.99)%        17.74%         10.17%           1.56%
                                             ========       ========       ========        =======        ========

Cumulative Gap a Percentage of Total
Earning Assets                                 (19.36)%       (26.35)%        (8.61)%         1.56%
                                             ========       ========       ========        =======

                                   SCHEDULE IV
                                 LOAN REPRICING
                                 (IN THOUSANDS)






                                                                         December 31, 2001
                                                 ------------------------------------------------------------------
                                                  0-3          4 Months        1 Year to        > 5
                                                 Months        to 1 Year        5 Years         Years         Total
                                                 -------       ---------       ---------        -----        ------
Loan Category:
Real Estate -
 Commercial                                      $ 8,457         $ 5,307         $20,561           $0        $34,325
Real Estate -
 Construction and
 Land Development                                  3,586           2,079           8,676            0         14,341
Real Estate -
 Residential                                      11,852           2,653           7,955            0         22,460
Commercial and
 Industrial                                        7,574             601           1,390            0          9,565
Installment Loans -
 Consumer and Other                                2,706           2,164           5,060            0          9,930
                                                --------        --------        --------          ---        -------

Total                                            $34,175         $12,804         $43,642           $0        $90,621
                                                ========        ========        ========          ===        =======

                                   SCHEDULE V
                              NONPERFORMING ASSETS
                                 (IN THOUSANDS)








                                                            December 31,
                                                     -------------------------
                                                     2001                 2000
                                                     ----                 ----

Non-Accrual Loans                                    $305                  $11
Restructured Loans                                      0                    0
                                                     -----                 ---

Total Non-Performing Assets                          $305                  $11
                                                     =====                 ===

                                   SCHEDULE VI
                          ANALYSIS OF LOAN LOSS RESERVE
                                 (IN THOUSANDS)



                                                                                              December 31,
                                                                       --------------------------------------------
                                                                       2001                2000                1999
                                                                       ----                ----                ----

Balance at Beginning of Period                                         $739                $618                $594
                                                                       ----                ----                ----

Charge-Offs:
Commercial, Financial, and Agricultural                                  57                  37                   0
Real Estate - Construction                                                0                   0                   0
Real Estate - Mortgages                                                   0                   0                   0
Installment - Consumer                                                  226                 108                 196
Other                                                                     0                   0                   0
                                                                       ----                ----                ----

Total Charge-Offs                                                       283                 145                 196
                                                                       ----                ----                ----

Recoveries:
Commercial, Financial, and Agricultural                                   0                  13                   0
Real Estate - Construction                                                0                   0                   0
Real Estate - Mortgages                                                   0                   0                   0
Installment - Consumer                                                   52                  44                  60
Other                                                                     0                   0                   0
                                                                       ----                ----                ----

Total Recoveries                                                         52                  57                  60
                                                                       ----                ----                ----

Net Charge-Offs                                                         231                  88                 136

Provision for Loan Losses                                               459                 209                 160
                                                                       ----                ----                ----

Balance at the End of the Period                                       $967                $739                $618
                                                                       ====                ====                ====

Ratio of Net Charge-Offs to
 Average Loans Outstanding                                             0.27%               0.12%               0.20%
                                                                       ====                ====                ====

                                  SCHEDULE VII
                         ALLOCATION OF LOAN LOSS RESERVE
                                 (IN THOUSANDS)






                                                                    December 31,
                                                 ---------------------------------------------------
                                                 2001       % of Total        2000        % of Total
                                                 ----       ----------        ----        ----------
Commercial, Financial, and
 Agricultural                                    $410           42.40%        $152            20.57%
Real Estate - Construction                        104           10.75%         123            16.64%
Real Estate - Mortgages                           150           15.51%         205            27.74%
Installment - Consumer                            269           27.82%         255            34.51%
Other                                              34            3.52%           4             0.54%
Unallocated                                         0            0.00%           0             0.00%
                                                 ----           -----         ----            -----

Total                                            $967          100.00%        $739           100.00%
                                                 ====          ======         ====           ======


                                  SCHEDULE VIII
                           RETURN ON ASSETS AND EQUITY
                                 (IN THOUSANDS)









                                                       2001              2000
                                                      ------            -----

Return on Average Assets                               0.77%             1.10%

Return on Average Equity                               9.21%            12.81%

Dividend Payout Ratio                                  0.00%             0.00%

Average Tangible Equity to Average Assets              8.37%             8.59%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent accountants on any matter of accounting or financial statement disclosure.

                                    PART III

Item 9.  Directors,   Executive  Officers,   Promoters,   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers

The information appearing under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement relating to the 2002 Annual Meeting of the Shareholders is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

No.               Description
---               -----------
3.1*              Charter of First Central Bancshares, Inc.
3.2*              Bylaws of First Central Bancshares, Inc.
21                Subsidiaries of the Registrant
------------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on February 15, 1993 (File number 33-58832).


     (b)  Reports on Form 8-K.

          The registrant did not file any Current Reports on Form 8-K during the last fiscal year ending December 31, 2001.

FORM 1O-KSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FIRST CENTRAL BANCSHARES, INC.

Date:  March 28, 2002        By:  /s/ Ed F. Bell
                             --------------------
                             Ed F. Bell Chairman and
                             Chief Executive Officer


Date:  March 28, 2002        By:  /s/ Joseph Y. Hamdi
                             ------------------------
                             President

Date:  March 28, 2002        By: /s/ Ralph Micalizzi
                             -----------------------
                             Ralph Micalizzi, Vice President,
                             Cashier and Controller, First
                             Central Bank

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ed F. Bell                             /s/ Joseph Y. Hamdi
---------------------------------          ------------------------------------
Ed F. Bell, Chairman, and Chief            Joseph Y. Hamdi, President
 Executive Officer                           and Director
Date: March 28, 2002                       Date: March 28, 2002


/s/ Ralph Micalizzi                       /s/ Barry H. Gordon
---------------------------------         ------------------------------------
Ralph Micalizzi, Vice President,          Barry H. Gordon, Director
Cashier and Controller, First             Date: March 28, 2002
Central Bank
Date: March 28, 2002


/s/ Robert D. Grimes                      /s/ Gary Kimsey
-----------------------------------       ------------------------------------
Robert D. Grimes, Director                Gary Kimsey, Director
Date: March 28, 2002                      Date: March 28, 2002


/s/ G. Bruce Martin                       /s/ Peter G. Stimpson
-----------------------------------       ------------------------------------
G. Bruce Martin, Director                 Peter G. Stimpson, Director
Date: March 28, 2002                      Date: March 28, 2002


/s/ Benny L. Shubert                      /s/ Ted L. Wampler, Jr.
-----------------------------------       ------------------------------------
Benny L. Shubert, Director                Ted L. Wampler, Jr., Director
Date: March 28, 2002                      Date: March 28, 2002


/s/ James W. Wilburn, III
------------------------------------
James W. Wilburn, III, Director
Date: March 28, 2002

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

First Central Bank, a Tennessee banking corporation

FCB Financial Services, Inc., a Tennessee corporation