Form 10QSB
period 2002-03-31
FIRST CENTRAL BANCSHARES INC
filed 2002-05-13
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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

                                 Yes [x] No [ ]

         Indicate by mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [x] No [ ]

         The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 547,228 on April 30, 2002.

                                   FORM 10-QSB
                                      Index
                                                                           Page
                                                                          Number
PART I.           FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001...............................3

            Consolidated Statements of Income for the
            three months ended March 31, 2002 and 2001.........................4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2002 and 2001.........................5

            Consolidated Statements of Comprehensive Income
            for the three months ended March 31, 2002
            and 2001...........................................................6

            Notes to Consolidated Financial Statements.......................7-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................9-14

PART II.          OTHER INFORMATION

Item 1.     Legal Proceedings.................................................14

Item 2.     Changes in Securities.............................................14

Item 3.     Defaults Upon Senior Securities...................................14

Item 4.     Submission of Matters to a Vote
            of Securities Holders..........................................14-15

Item 5.     Other Information.................................................15

Item 6.     Exhibits and Reports on Form 8-K..................................15

Signatures....................................................................16

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                 (In Thousands)

                                                                               (Unaudited)
                                                                               March 31,         December 31,
                                                                                     2002               2001
                                                                                    ------             ------
-ASSETS-
 Cash and Due from Banks                                                          $ 3,605            $ 5,698
 Federal Funds Sold                                                                10,450             11,758
                                                                                  --------           --------
    Total Cash and Cash Equivalents                                                14,055             17,456

 Investment Securities Available for Sale                                          35,683             31,559
 Loans, Net                                                                        86,994             89,509
 Premises and Equipment (Net)                                                       4,426              4,484
 Accrued Interest Receivable                                                          740                714
 Other Assets                                                                         370                306
                                                                                  --------              -----

TOTAL ASSETS                                                                     $142,268           $144,028
                                                                                 =========          =========

-LIABILITIES AND SHAREHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Non-Interest Bearing                                                          $ 23,001           $ 22,184
   Interest Bearing                                                               106,642            108,846
                                                                                 ---------          ---------
    Total Deposits                                                                129,643            131,030

  Securities Sold Under Agreement to Repurchase                                       572                820
  Accrued Interest Payable                                                            392                467
  Other Liabilities                                                                    81                230
                                                                                    ------              -----
    Total Liabilities                                                             130,688            132,547
                                                                                 ---------          ---------

 Shareholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares                                          2,822              2,822
  Additional Paid-In Capital                                                        5,430              5,430
  Treasury Stock, at Cost; 17,133 Shares
   (17,333 Shares at December 31, 2001)                                             (426)              (431)
  Retained Earnings                                                                 3,878              3,641
  Accumulated Other Comprehensive Income (Loss)                                     (124)                19
                                                                                   ------             ------
   Total Shareholders' Equity                                                      11,580             11,481
                                                                                  --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $142,268           $144,028
                                                                                 =========          =========













See accompanying notes to financial statements.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                        Consolidated Statements of Income

                                                   (Unaudited)


                                                                                     (In Thousands Except
                                                                                      per Share Information)
                                                                                     -----------------------
                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                  2002                 2001
                                                                                 ------               ------

INTEREST INCOME
 Loans                                                                           $1,616               $1,784
 Investment Securities                                                              461                  530
 Federal Funds Sold                                                                  47                  109
                                                                                   ----                -----
  Total Interest Income                                                           2,124                2,423
                                                                                 ------               ------

INTEREST EXPENSE
 Deposits                                                                           934                1,267
 Securities Sold Under
  Agreement to Repurchase                                                             6                    9
                                                                                   ----                 ----
  Total Interest Expense                                                            940                1,276
                                                                                 ------               ------

Net Interest Income                                                               1,184                1,147

PROVISION FOR LOAN LOSSES                                                            55                   51
                                                                                  -----                -----

Net Interest Income After
 Provision for Loan Losses                                                        1,129                1,096

NONINTEREST INCOME
 Service Charges on Demand Deposits                                                 228                  238
 Loan Fees and Other Service Charges                                                 94                  103
 Net Gain on Sales of Loans                                                          95                   46
 Other                                                                               12                   15
                                                                                  -----                 ----
  Total Noninterest Income                                                          429                  402
                                                                                   ----                 ----

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                                     650                  593
 Occupancy                                                                          116                  108
 Data Processing Fees                                                               125                  110
 Furniture and Equipment                                                             77                   91
 Federal Insurance Premiums                                                          15                   12
 Advertising and Promotion                                                           31                   17
 Office Supplies and Postage                                                         74                   65
 Other                                                                              109                   84
                                                                                  -----                -----
  Total Noninterest Expense                                                       1,197                1,080
                                                                                 ------               ------

INCOME BEFORE INCOME TAX                                                            361                  418

INCOME TAXES                                                                        124                  161
                                                                                   ----                -----

NET INCOME                                                                       $  237                $ 257
                                                                                 ======                =====

BASIC EARNINGS PER COMMON SHARE                                                  $ 0.43               $ 0.46
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

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (In Thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           -------------------
                                                                                         2002            2001
                                                                                        ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                             $ 237           $ 257
                                                                                        ------          ------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                                               55              51
   Depreciation                                                                            63              73
   Loss on Sale of Fixed Assets                                                            -0-              1
   Net (Gain) on Sales of Loans                                                           (95)            (46)
   (Increase)Decrease in Interest Receivable                                              (26)            282
   (Decrease) in Interest Payable                                                         (75)            (37)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                                                             41             (23)
   FHLB Stock Dividends                                                                    (4)             (7)
   Decrease (Increase) in Other Assets                                                     23             (88)
   (Decrease) Increase in Other Liabilities                                              (149)             75
                                                                                        ------          ------
    Total Adjustments                                                                    (167)            281
                                                                                        ------           -----
     Net Cash Provided by Operating Activities                                             70             538
                                                                                          ----           -----

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                                              5,485           8,092
 Purchase of Investment Securities Available
  for Sale                                                                             (9,876)         (6,941)
 (Increase) in Loans                                                                   (9,486)        (10,844)
 Proceeds From Sales of Loans                                                          12,041           8,003
 Purchases of Premises and Equipment                                                       (5)            (17)
                                                                                       -------           -----
     Net Cash Used in Investing Activities                                             (1,841)         (1,707)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (Decrease) in Deposits                                                       (1,387)          3,784
 Increase (Decrease) in Securities Sold
  Under Agreement to Repurchase                                                          (248)            553
 Sale of Treasury Stock                                                                     5             -0-
                                                                                      --------           -----
     Net Cash Provided by (Used in) Financing Activities                               (1,630)          4,337
                                                                                      --------         -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                  (3,401)          3,168
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       17,456          10,769
                                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 14,055        $ 13,937
                                                                                     =========       =========

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period for:
  Interest                                                                            $ 1,015         $ 1,313
  Income Taxes                                                                          $ 258           $ 223
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Gain(Loss)on Investment Securities                               $ (230)          $ 515
 Change in Deferred Income Tax Associated with
  Unrealized Gain (Loss) on Investment Securities                                       $ (87)          $ 196
 Change in Net Unrealized Gain (Loss) on
  Investment Securities                                                                $ (143)          $ 319






See accompanying notes to financial statements.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                 Consolidated Statements of Comprehensive Income

                                                   (Unaudited)

                                                 (In Thousands)



                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        ---------------------
                                                                                         2002           2001
                                                                                        ------         ------

Net Income                                                                             $  237         $  257
                                                                                       -------        -------

Other Comprehensive Income (Loss), Net of Tax:
  Unrealized Gains/Losses on Investment Securities                                       (230)            515
 Less Reclassification Adjustment for Gains
  Included in Net Income                                                                  -0-            -0-
 Less Income Taxes Related to Unrealized
  Gains/Losses on Investment Securities                                                    87            (196)
                                                                                       -------        -------
   Other Comprehensive Income (Loss), Net of Tax                                         (143)            319
                                                                                       -------        -------

Comprehensive Income                                                                   $   94         $  576
                                                                                       =======        =======





































See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS

First Central Bancshares, Inc. (the "Company") was incorporated in 1993 for the purpose of becoming a one bank holding company. On April 3, 1993, the Company acquired 100% of First Central Bank (the "Bank") through a share exchange agreement approved by the shareholders of the Bank. The investment in First Central Bank represents virtually all of the assets of First Central Bancshares, Inc.

The consolidated financial statements include the accounts of First Central Bancshares, Inc., its wholly-owned subsidiary, First Central Bank, and the Bank's subsidiary, FCB Financial Services, Inc. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2002 and
2001, the weighted average number of shares was 547,106 and 564,361, respectively. During the period ended March 31, 2002 and 2001 the Company did not have any dilutive securities.

NOTE 4 - REGULATORY MATTERS AND RECENT LEGISLATION

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (FRB) and the Securities and Exchange Commission (SEC).

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Since the Company has not purchased any other banks or entities, this statement is not expected to have any impact on the Company's consolidated financial statements. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS 142 is effective January 1, 2002. Since the Company does not have any goodwill or other intangible assets, this statement is not expected to have any impact on their consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement
Obligations. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company does not have any legal obligations as described above, this statement is not expected to have any impact on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BALANCE SHEET ANALYSIS - COMPARISON AT MARCH 31, 2002 TO DECEMBER 31, 2001

Assets totaled $142.3 million as of March 31, 2002, as compared to $144.0 million as of December 31, 2001, a decrease of 1.18%.


INVESTMENT SECURITIES

Investment securities were $35.7 million or 25.1% of total assets, as of March 31, 2002 an increase of $4.1 million from $31.6 million as of December 31, 2001. During the three month period there were $5.5 million in calls, maturities, and principal paydowns offset primarily by the purchase of $9.9 million in agency and mortgage-backed securities.

The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 50.16% of the portfolio as of March 31, 2002 and 57.13% as of December 31, 2001.

As of March 31, 2002 and December 31, 2001, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income (loss), net of any deferred tax effect. The net unrealized loss on securities available for sale, net of tax was approximately $124,000 as of March 31, 2002, a change of approximately $143,000 from December 31, 2001, a result of a decline in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase, whereas the opposite may hold true during a rising interest rate environment.


LOANS

During the first three months of 2001, total gross loans outstanding decreased by approximately $2.6 million to $88.0 million as of March 31, 2002 from $90.6 million as of December 31, 2001 attributable primarily to $22.0 million in originated loans offset by amortization and payoffs of approximately $12.6 million and sales of residential mortgage loans of $12.0 million. As of March 31, 2002 and December 31, 2001, net loans outstanding represented 61.1% and 62.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of March 31, 2002 and December 31, 2001.


Table 1 - Loan Portfolio by Category

                                                                                        (In Thousands)
                                                                                March 31,        December 31,
                                                                                    2002                2001
                                                                                   ------              ------
Loans secured by real estate:
 Commercial properties                                                           $29,872             $30,472
 Construction and land development                                                16,334              14,341
 Residential and other properties                                                 22,264              26,058
                                                                                ---------            --------
  Total loans secured by real estate                                              68,470              70,871
 Commercial and industrial loans                                                  10,631              10,092
 Consumer loans                                                                    8,680               9,311
 Other loans                                                                         268                 347
                                                                                  -------             -------
                                                                                  88,049              90,621
 Less:  Allowance for loan losses                                                   (936)              (967)
        Unearned interest                                                            (74)              (101)
        Unearned loan fees                                                           (45)               (44)
                                                                                    -----              -----

   Loans, Net                                                                    $86,994             $89,509
                                                                                 ========            ========

As of March 31, 2002, there were outstanding commitments to advance construction funds and to originate loans in the amount of $5.8 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $18.5 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of March 31, 2002 and December 31, 2001, the allowance had a balance of approximately $936,000 and $967,000, respectively. There were approximately $410,000 and $305,000 of loans on which the accrual of interest had been discontinued as of March 31, 2002 and December 31, 2001, respectively. There were approximately $1,279,000 in loans specifically classified as impaired as of March 31, 2002 as defined by SFAS No. 114 compared to $1,472,000 as of December 31, 2001. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the three month period.

Table 2 - Allocation of the Loan Loss Reserve (In Thousands)

                                                                March 31,                December 31,
                                                                  2002       % to            2001       % to
Balance applicable to:                                         $ Amount      Total        $ Amount      Total
                                                               --------     -------       --------     -------
Commercial, Financial, and Agricultural                           $321       34.29%          $410       42.40%
Real Estate - Construction                                         203       21.69%           104       10.75%
Real Estate - Residential Mortgages                                147       15.69%           150       15.51%
Installment - Consumer Loans                                       223       23.80%           269       27.82%
Other                                                               42        4.53%            34        3.52%
                                                                  ----       ------          ----      -------
Total                                                             $936      100.00%          $967      100.00%
                                                                  ====      =======          ====      =======

Table 3 - Analysis of Loan Loss Reserve
                                                                                         March 31,    March 31,
(In Thousands)                                                                              2002        2001
                                                                                          -------      -------

Balance, beginning of period                                                                 $967         $739
                                                                                             ----         ----

Charge-offs:
Commercial, financial, and agricultural                                                       -0-           10
Real estate - construction                                                                    -0-          -0-
Real estate - mortgage                                                                        -0-          -0-
Installment - customers                                                                       107           33
Other                                                                                         -0-          -0-

Recoveries:
Commercial, financial, and agricultural                                                       -0-          -0-
Real estate - construction                                                                    -0-          -0-
Real estate - mortgages                                                                       -0-          -0-
Installment - consumers                                                                        21           14
Other                                                                                         -0-          -0-
                                                                                             ----         ----

Net charge-offs                                                                                86           29
Additions to loan loss reserve                                                                 55           51
                                                                                             ----         ----
Balance, end of period                                                                       $936         $761
                                                                                             ====         ====

Ratio of net charge-offs to average loans outstanding                                        .10%         .04%

DEPOSITS

Deposits decreased by $1.4 million to $129.6 million as of March 31, 2002 from $131.0 million as of December 31, 2001, a decrease of 1.07%. Demand deposits, which include regular, money market, NOW and demand deposits, were $60.3 million, or 46.5% of total deposits, at March 31, 2002. Core deposits were 28.8% of total deposits at March 31, 2002. During the three month period ended March 31, 2002, the Bank had a $24,000 increase in the balances in the demand deposit category and remained at $60.3 million as of March 31, 2002. Term deposit accounts were $69.3 million at March 31, 2002, a decrease of $1.4 million compared to $70.7 million as of December 31, 2001. Table 4 summarizes the Bank's deposits by major category as of March 31, 2002 and December 31, 2001. Table 4 - Deposits by Category


                                                                                      (In Thousands)
                                                                                March 31,         December 31,
                                                                                    2002                 2001
                                                                                   ------               ------
Demand Deposits:
 Noninterest-bearing accounts                                                   $ 23,001             $ 22,184
 NOW and MMDA accounts                                                            30,364               31,715
 Savings accounts                                                                  6,975                6,417
                                                                                  ------               ------
  Total Demand Deposits                                                           60,340               60,316
                                                                                 -------              -------

Term Deposits:
 Less than $100,000                                                               49,582               51,722
 $100,000 or more                                                                 19,721               18,992
                                                                                 -------              -------
  Total Term Deposits                                                             69,303               70,714
                                                                                 -------              -------
                                                                                $129,643             $131,030
                                                                                ========             ========

CAPITAL

During the three month period ended March 31, 2002, shareholders' equity increased by $99,000 to $11.6 million, due to net income for the period of $237,000, the decrease in value of securities available for sale of $143,000, and the sale of $5,000 of treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of March 31, 2002, the Bank held $35.7 million in available-for-sale securities and during the first three months of 2002 the Bank received $5,485,000 in proceeds from maturities, redemptions and principal payments on its investment portfolio. Deposits decreased by $1.39 million during the same three month period.

The Bank is a member of the Federal Home Loan Bank (FHLB) of Cincinnati and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at March 31, 2002.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2002, the Bank had approximately $572,000 of repurchase agreements outstanding.

As of March 31, 2002, the Bank had capital of $11.6 million, or 8.2% of total assets, as compared to $11.5 million, or 8.0%, at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital

                                                                          (Dollars in Thousands)
                                                                                                      Minimum
                                                               March 31,       December 31,        Regulatory
                                                                   2002               2001             Ratios
                                                                  ------             ------           --------
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          12.0%              11.7%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          12.9%              12.7%              8.00%
Leverage Ratio                                                     8.2%               8.1%         Up to 5.00%
Total Risk-Weighted Assets                                      $97,687            $97,627

As of March 31, 2002 and December 31, 2001, the Bank exceeded all of the minimum regulatory capital ratio requirements.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
 MARCH 31, 2002 AND 2001

GENERAL

The Bank reported net income of $237,000, or $0.43 per share for the three month period ended March 31, 2002 as compared with $257,000, or $0.46 per share for the same period in 2001, a decrease of 7.8%.

NET INTEREST INCOME

Net interest income increased $37,000 to $1.2 million for the three month period in 2002 from the comparable period in 2001. Contributing to this increase was an increase in average interest earning assets and a much lower interest rate environment compared to the first quarter of 2001. Average interest earning assets at a yield of 6.45% totaled $133.5 million as of March 31, 2002. In comparison to 2001, average interest earning assets, at a yield of 8.25%, totaled $119.1 million.

Total interest income decreased $299,000 for the three month period ended March 31, 2002 compared to the same period in 2001, while the average balance in interest earning assets increased approximately $14.4 million, or 12.1%, compared to the three month period ended March 31, 2001. Interest income on loans decreased $168,000 over the same two periods due to a lower interest rate environment, while average loans outstanding increased approximately $9.0 million. The average yield on loans decreased from 9.2% for the three month period ended March 31, 2001 to 7.48% for the three month period ended March 31, 2002. Over the same two periods, interest on investments decreased by $69,000 due to a decrease in the yield on investments. The yield on taxable investments decreased from 6.85% to 5.58% and the yield for non-taxable investments decreased from 3.94% to 3.72% for the three month period ended March 31, 2002 compared to the same period in 2001. The average balance of investments increased approximately $1,855,000 or 5.7% for the three month period ended March 31, 2002 compared to the same period in 2001. Interest income on Federal Funds Sold decreased by $62,000 due to a decrease in the yield on Federal Funds sold from 5.62% during the quarter ended March 31, 2001 to 1.67% for the same quarter in 2002, offset by an increase in average balance outstanding of $3.6 million over the same period in 2001.

Total interest expense decreased $336,000 for the three month period ended March 31, 2002 compared to the same period in 2001. Interest on deposits increased as a result of an increase of approximately $9.5 million in average deposits over the same period in 2001. The average rate on interest-bearing liabilities decreased to 3.52% for the three month period in 2002 from 5.24% in the comparable period of 2001.

Table 6 - Average Balances, Interest and Average Rates

                                                                                               March 31    __
                                                                       ---------------------------------------
                                                                            2002   _  (in Thousands)__ _ 2001
                                                                    ------------------------------------------
                                      Average                    Average     Average                   Average
                                      Balance      Interest        Rate      Balance       Interest      Rate
                                      --------     --------       ------     --------      --------     ------
Assets:
Federal Funds Sold                   $ 11,439        $   47       1.67%      $ 7,863          $ 109      5.62%
Investments:
Securities--Taxable                    31,716           436       5.58%       29,704            502      6.85%
Securities--Non-Taxable                 2,725            25       3.72%        2,882             28      3.94%
Total Loans, Including
 Amortized Fees                        87,609         1,616       7.48%       78,609          1,784      9.20%
                                      --------       ------       -----      --------        ------      -----
Total Interest Earning
 Assets                               133,489         2,124       6.45%      119,058          2,423      8.25%
                                     ---------                              ---------

Cash and Due From Banks                 4,189                                  4,330
All Other Assets                        5,347                                  5,777
Loan Loss Reserve/
 Unearned Fees                         (1,065)                                (1,055)
                                      --------                               --------
TOTAL ASSETS                         $141,960                               $128,110
                                     =========                              =========

Liabilities and Shareholders' Equity:
Interest Bearing Deposits:
Time Deposits                        $ 70,635        $  798       4.58%     $ 67,910         $1,043      5.87%
Other                                  36,531           136       1.51%       30,209            224      3.40%
Repurchase Agreements                   1,148            6        2.12%          745              9      4.06%
                                       -------         ----       -----         -----         -----     ------
Total Interest-Bearing
 Liabilities                          108,314           940       3.52%       98,864          1,276      5.24%
                                     ---------       ------       -----      --------        ------      -----
Net Interest Income                                  $1,184                                  $1,147
                                                     ======                                  ======
Non-Interest Bearing
 Deposits                              21,425                                 17,866
Total Cost of Funds                                               2.94%                                  4.38%
All Other Liabilities                     560                                    622
Shareholders' Equity                   11,746                                 10,843
Unrealized Gain/(Loss)
 on Securities                            (85)                                   (85)
                                     ---------                               --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $141,960                               $128,110
                                     =========                              =========
Net Interest Yield                                                2.93%                                  3.01%
Net Interest Margin                                               3.60%                                  3.91%

Table 7 - Interest Rate Sensitivity

(In Thousands)                                                               March 31, 2002
                                                              -------------------------------------------------
                                                     Less       One Year     Greater         Non-
                                                     Than       Through       Than        Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  --------      --------     -------     ---------      -------
Assets:
Federal Funds Sold                              $  10,450          $ -0-       $ -0-        $ -0-      $ 10,450
Investments                                        11,013         9,247       15,423        -0-          35,683
Net Loans                                          62,626        23,947          421          -0-        86,994
Non-Interest Earning Assets
 and Unearned Assets                                                                        9,141         9,141
                                                         -             -           -     ---------      -------
                                                   84,089        33,194       15,844        9,141       142,268
                                                  --------      --------     -------      --------     --------

Liabilities and Shareholders' Equity:
Interest-Bearing Deposits                          79,640        27,002          -0-          -0-       106,642
Non-Interest Bearing Deposits                         -0-           -0-          -0-       23,001        23,001
Repurchase Agreements                                 572           -0-          -0-          -0-           572
Noninterest Bearing Liabilities
 and Shareholders' Equity                             -0-           -0-          -0-       12,053        12,053
                                                     -----         -----        ----      --------      -------
Total                                              80,212        27,002          -0-       35,054       142,268
                                                  --------      --------     -------      --------     --------
Interest Rate Sensitivity Gap                       3,877         6,192       15,844      (25,913)          -0-
                                                 ---------      --------     -------     ---------         ----
Cumulative Interest Rate
 Sensitivity Gap                                 $  3,877       $ 10,069     $25,913        $ -0-         $ -0-
                                                 =========      ========     =======        ======        =====

NONINTEREST INCOME

Total noninterest income was $429,000 for the three month period ended March 31, 2002 as compared to $402,000 for the same period in 2001, an increase of $27,000. Noninterest income is comprised primarily of customer service fees, loan fees, and other items.

NONINTEREST EXPENSE

Total noninterest expense was $1,197,000, or 0.84% of average total assets, for the three month period ended March 31, 2002 as compared to $1,080,000, or 0.84%, for the same period in 2001. Salaries and employee benefits, occupancy, data processing fees and office supplies and postage are categories of expenses with increases when comparing the two periods. The percentage of operating expenses remained level as average total assets increased approximately $13.8 million for the year ended March 31, 2002.

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

During the three month period ending March 31, 2002, the Bank recorded $124,000 in tax expense which resulted in an approximate effective rate of 34.4%. Comparably, in 2001, the Bank recorded $161,000 in tax expense, resulting in an approximate effective rate of 38.5%.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART 2- OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders

               On April 18, 2002, First Central Bancshares, Inc. held its 2002 Annual Meeting of Shareholders. The following is a brief description of each matter voted upon and the results of the voting.

          1.   Election of Directors

                      Nominee                                __For               Against        Withheld
                      ----------------------                   -----             -------        --------
                      Barry H. Gordon                        331,668              11,023              -0-
                      Robert D. Grimes                       342,691               -0-                -0-
                      Joseph Hamdi                           342,691               -0-                -0-
                      Benny L. Shubert                       342,691               -0-                -0-
                      Ted L. Wampler, Jr.                    331,668              11,023              -0-

               There were no abstentions or broker non-votes.

               The terms of the Office of Directors Ed F. Bell, Gary Kimsey, G. Bruce Martin, Peter G. Stimpson, and James W. Wilburn, III continued after the meeting.

          2. The shareholders also approved the appointment of Pugh & Company, P.C. as independent auditors for 2002. 331,522 shares were voted in favor of the appointment, with no shares withheld and 11,169 shares voted against the appointment.

Item 5.       Other Information
              None.
Item 6.       Exhibits and Reports on Form 8-K
              None.

                                 FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           FIRST CENTRAL BANCSHARES, INC.

Date: March 13, 2002       By:  /s/ Ed F. Bell
                                ------------------------------------------------
                                Ed F. Bell, Chairman and Chief Executive Officer

Date: March 13, 2002       By:  /s/ Joseph Hamdi
                                ------------------------------------------------
                                Joseph Hamdi, President

Date: March 13, 2002       By:  /s/ Ralph Micalizzi
                                ------------------------------------------------
                                Ralph Micalizzi, Vice President, Cashier
                                 and Controller, First Central Bank