Form 10QSB
period 2002-06-30
FIRST CENTRAL BANCSHARES INC
filed 2002-08-12
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                        Commission file number: 000-23924


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

     The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 547,228 on July 31, 2002.

                                     FORM 10-QSB
                                        Index
                                                                            Page
                                                                          Number
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of June 30, 2002
                (Unaudited) and December 31, 2001 ............................ 3

                Consolidated Statements of Income for the three
                months and six months ended June 30, 2002
                and 2001(Unaudited)............................................4

                Consolidated Statements of Cash Flows for the
                six months ended June 30, 2002 and 2001(Unaudited).............5

                Consolidated Statements of Comprehensive Income
                for the three months and six months ended June 30,
                2002 and 2001(Unaudited).......................................6

                Notes to Consolidated Financial Statements
                for the six month periods ended June 30, 2002
                and 2001(Unaudited)..........................................7-8

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............9-14


PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................14

      Item 2.   Changes in Securities.........................................14

      Item 3.   Defaults upon Senior Securities...............................14

      Item 4.   Submission of Matters to a Vote
                of Securities Holders......................................14-15

      Item 5.   Other Information.............................................15

      Item 6.   Exhibits and Reports on Form 8-K..............................15

Signatures....................................................................16

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets

                                (In Thousands)

                                                                               (Unaudited)
                                                                                  June 30,         December 31,
                                                                                     2002               2001
                                                                                ------------       ------------
-ASSETS-
 Cash and Due from Banks                                                          $ 5,196            $ 5,698
 Federal Funds Sold                                                                10,332             11,758
                                                                                 ---------          ---------
    Total Cash and Cash Equivalents                                                15,528             17,456

 Investment Securities Available for Sale                                          35,117             31,559
 Loans, Net                                                                        90,426             89,509
 Premises and Equipment, Net                                                        4,432              4,484
 Accrued Interest Receivable                                                          737                714
 Other Assets                                                                         314                306
                                                                                 ---------          ---------

TOTAL ASSETS                                                                     $146,554           $144,028
                                                                                 =========          =========

-LIABILITIES AND SHAREHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Noninterest-Bearing                                                           $ 27,154           $ 22,184
   Interest-Bearing                                                               106,119            108,846
                                                                                 ---------          ---------
    Total Deposits                                                                133,273            131,030

  Securities Sold Under Agreement to Repurchase                                       391                820
  Accrued Interest Payable                                                            356                467
  Other Liabilities                                                                   238                230
                                                                                 ---------          ---------
    Total Liabilities                                                             134,258            132,547
                                                                                 ---------          ---------

 Shareholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares                                          2,822              2,822
  Additional Paid-in Capital                                                        5,430              5,430
  Treasury Stock, at Cost; 17,133 Shares
   (17,333 Shares at December 31, 2001)                                             (426)              (431)
  Retained Earnings                                                                 4,101              3,641
  Accumulated Other Comprehensive Income                                             369                 19
                                                                                 ---------          ---------
    Total Shareholders' Equity                                                     12,296             11,481
                                                                                 ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $146,554           $144,028
                                                                                 =========          =========










See accompanying notes to financial statements.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                        Consolidated Statements of Income

                                                   (Unaudited)


                                                                  (In Thousands Except
                                                                  per share Information)
                                               -------------------------------------------------------------
                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                               -------------------------         ---------------------------
                                                2002               2001           2002                 2001
                                               ------             ------         ------               ------
INTEREST INCOME
 Loans                                         $1,635             $1,885         $3,251               $3,715
 Investment Securities                            491                488            952                1,018
 Federal Funds Sold                                28                104             75                  213
                                               ------             ------         ------               ------
   Total Interest Income                        2,154              2,477          4,278                4,946
                                               ------             ------         ------               ------

INTEREST EXPENSE
 Deposits                                         863              1,239          1,797                2,506
 Securities Sold Under
  Agreement to Repurchase                           2                  4              8                   13
                                               ------             ------         ------               ------
   Total Interest Expense                         865              1,243          1,805                2,519
                                               ------             ------         ------               ------

Net Interest Income                             1,289              1,234          2,473                2,427

PROVISION FOR LOAN LOSSES                         130                 66            185                  117
                                               ------             ------         ------               ------

Net Interest Income After
 Provision for Loan Losses                      1,159              1,168          2,288                2,310
                                               ------             ------         ------               ------

NONINTEREST INCOME
 Service Charges on
  Demand Deposits                                 256                275            484                  513
 Loan Fees and Other
  Service Charges                                  91                 64            185                  121
 Net Gain on Sales of Loans                        71                 80            166                  126
 Gain on Sales of Securities                       21                  0             21                    0
 Other                                              8                  2             20                   17
                                               ------             ------         ------               ------
   Total Noninterest Income                       447                421            876                  777
                                               ------             ------         ------               ------


NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                                        732                637          1,382                1,230
 Occupancy                                        115                105            231                  213
 Data Processing Fees                             127                149            252                  259
 Furniture and Equipment                           78                 84            155                  175
 Federal Insurance Premiums                        14                 12             29                   24
 Advertising and Promotion                         32                 26             63                   43
 Office Supplies and Postage                       62                 66            136                  131
 Other                                             83                 86            192                  170
                                               ------             ------         ------               ------
   Total Noninterest Expense                    1,243              1,165          2,440                2,245
                                               ------             ------         ------               ------

INCOME BEFORE INCOME TAX                          363                424            724                  842

INCOME TAXES                                      140                161            264                  322
                                               ------             ------         ------               ------

NET INCOME                                      $ 223              $ 263         $  460                $ 520
                                               ======             ======         ======               ======

BASIC EARNINGS PER COMMON
 SHARE                                         $ 0.41             $ 0.46         $ 0.84               $ 0.92
                                               ======             ======         ======               ======



See accompanying notes to financial statements.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                      ------------------------
                                                                                         2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES                                                  --------          ------
 Net Income                                                                           $   460           $ 520
                                                                                      --------          ------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                                              185             117
   Depreciation                                                                           126             145
   (Gain) on Sales of Investment Securities                                               (21)            -0-
   Loss on Sale of Fixed Assets                                                           -0-              14
   Net (Gain) on Sales of Loans                                                          (166)           (126)
   Decrease (Increase) in Interest Receivable                                             (23)            135
   (Decrease) in Interest Payable                                                        (111)            (19)
   Amortization of Premiums (Discounts) on
    Investment Securities, Net                                                             71             (25)
   FHLB Stock Dividends                                                                    (9)            (14)
   (Increase) in Other Assets                                                              (8)            (48)
   (Decrease) in Other Liabilities                                                       (206)            (26)
                                                                                     ---------        --------
    Total Adjustments                                                                    (162)            153
                                                                                     ---------        --------
     Net Cash Provided by Operating Activities                                            298             673
                                                                                     ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                                                              8,834          12,541
 Proceeds From Sales of Investment Securities
  Available for Sale                                                                    2,771             -0-
 Purchase of Investment Securities Available
  for Sale                                                                            (14,640)         (6,941)
 Net (Increase) in Loans                                                              (22,398)        (27,905)
 Proceeds from Sales of Loans                                                          21,462          20,172
 Purchase of Premises and Equipment                                                       (74)            (21)
 Sales of Premises and Equipment                                                          -0-              19
                                                                                     ---------       ---------
     Net Cash Used in Investing Activities                                             (4,045)         (2,135)
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits                                                                   2,243           8,287
 Decrease in Securities Sold Under
  Agreement to Repurchase                                                                (429)            (49)
 Sale of Treasury Stock                                                                     5             130
                                                                                     ---------       ---------
     Net Cash Provided by Financing Activities                                          1,819           8,368
                                                                                     ---------       ---------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                  (1,928)          6,906


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       17,456          10,769
                                                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 15,528        $ 17,675
                                                                                     =========       =========

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                                                            $ 1,916         $ 2,538
  Income Taxes                                                                        $   378         $   360
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Gain(Loss) on Investment Securities                             $   564         $   513
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Gain(Loss) on Investment Securities                                      $   214         $   195
 Change in Net Unrealized Gain(Loss) on
  Investment Securities                                                               $   350         $   318



See accompanying notes to financial statements.

                                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                                 Consolidated Statements of Comprehensive Income

                                                   (Unaudited)

                                                 (In Thousands)



                                                          Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                         ---------------------          ---------------------
                                                          2002           2001            2002           2001
                                                         ------         ------          ------         ------

Net Income                                               $ 223           $263           $ 460          $ 520
                                                         ------         ------          ------         ------

Other Comprehensive Income
 (Loss), Net of Tax:
  Unrealized Gains/Losses on
   Investment Securities                                   815             (2)            585            513
  Reclassification Adjustment
   for Gains Included in
   Net Income                                              (21)           -0-             (21)           -0-
  Income Taxes Related to
   Unrealized Gains/Losses
   on Investment Securities                               (302)             1            (214)          (195)
                                                         ------         ------          ------         ------
    Other Comprehensive Income
     (Loss), Net of Tax                                    492             (1)            350            318
                                                         ------         ------          ------         ------

Comprehensive Income                                     $ 715           $262           $ 810          $ 838
                                                         ======         ======          ======         ======



































See accompanying notes to financial statements.

                   FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              June 30, 2002 and 2001



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

The consolidated financial statements include the accounts of First Central Bancshares, Inc., its wholly owned subsidiary, First Central Bank, and the Bank's subsidiary, FCB Financial Services, Inc. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002, results of operations and comprehensive income for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - STOCK OPTION PLAN

On April 20, 2000, the shareholders of the Company approved a stock option plan which reserves 25,000 shares of the Company's common stock for present and future employees as an incentive for long-term employment. As of June 30, 2002, the plan has not been implemented and no options have been awarded.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2002 and 2001 the weighted average number of shares outstanding was 547,167 and 564,361, respectively. For the three months ended June 30, 2002 and 2001, the weighted average number of shares outstanding was 547,228 and 564,361, respectively. During the periods ended June 30, 2002 and 2001 the Company did not have any dilutive securities.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Since the Company has not purchased any other banks or entities, this statement is not expected to have any impact on the Company's consolidated financial statements. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS 142 is effective January 1, 2002. Since the Company does not have any goodwill or other intangible assets, this statement is not expected to have any impact on its consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, No. 143, Accounting for Asset Retirement
Obligations. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company does not have any legal obligations as described above, this statement is not expected to have any impact on the Company's consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BALANCE SHEET ANALYSIS - COMPARISON AT JUNE 30, 2002 TO DECEMBER 31, 2001

Assets totaled $146.6 million as of June 30, 2002, as compared to $144.0 million as of December 31, 2001, an increase of 1.80%.


INVESTMENT SECURITIES

Investment securities were $35.1 million or 23.9% of total assets, as of June 30, 2002, which is an increase of $3.5 million from $31.6 million as of December 31, 2001. During the six month period ended June 30, 2002, there were $8.8 million in calls, maturities, and principal paydowns and $2.8 million in sales of investment securities offset primarily by the purchase of $14.6 million in investment securities and an increase in the market value of the investment portfolio of $564,000.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 50.61% of the portfolio as of June 30, 2002 and 57.13% as of December 31, 2001.

As of June 30, 2002 and December 31, 2001, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income, net of any deferred tax effect. The net unrealized gain on securities available for sale, net of tax was approximately $369,000 as of June 30, 2002, a change of approximately $350,000 from December 31, 2001, a result of a recovery in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During the first six months of 2001, total gross loans outstanding increased by approximately $0.8 million to $91.4 million as of June 30, 2002 from $90.6 million as of December 31, 2001. The Bank originated and sold approximately $21.3 million of loans during the first six months of the year. As of June 30, 2002 and December 31, 2001, net loans outstanding represented 61.7% and 62.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of June 30, 2002 and December 31, 2001.


Table 1 - Loan Portfolio by Category

                                                                                        (In Thousands)
                                                                                -----------------------------

                                                                                 June 30,        December 31,
                                                                                    2002                2001
                                                                                 --------            --------
Loans secured by real estate:
 Commercial properties                                                           $35,658             $30,472
 Construction and land development                                                12,888              14,341
 Residential and other properties                                                 23,130              26,058
                                                                                 --------            --------
  Total loans secured by real estate                                              71,676              70,871
 Commercial and industrial loans                                                  11,200              10,092
 Consumer loans                                                                    8,303               9,311
 Other loans                                                                         175                 347
                                                                                 --------            --------
                                                                                  91,354              90,621
 Less:  Allowance for loan losses                                                   (865)              (967)
        Unearned interest                                                            (54)              (101)
        Unearned loan fees                                                            (9)               (44)
                                                                                 --------            --------

   Loans, Net                                                                    $90,426             $89,509
                                                                                 ========            ========


As of June 30, 2002, there were outstanding commitments to advance construction funds and to originate loans in the amount of $6.3 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $18.5 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of June 30, 2002 and December 31, 2001, the allowance had a balance of approximately $865,000 and $967,000, respectively. There were approximately $381,000 and $305,000 of loans on which the accrual of interest had been discontinued as of June 30, 2002 and December 31, 2001, respectively. There were approximately $1,983,000 in loans specifically classified as impaired as of June 30, 2002 as defined by SFAS No. 114 compared to $1,472,000 as of December 31, 2001. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the six month period.

Table 2 - Allocation of the Loan Loss Reserve (in Thousands)

                                     June 30,                              December 31,
                                        2002       % to          % of             2001       % to         % of
Balance applicable to:               $ Amount     Total      Portfolio        $ Amount      Total     Portfolio
                                     --------    -------     ---------       ----------    -------    ---------

Commercial properties                   $235      27.17%       39.03%             $221      22.85%       33.63%
Construction and land
 development                             102      11.79        14.11               104      10.75        15.83
Residential and other
 properties                              141      16.30        25.32               150      15.51        28.75
Commercial and industrial
 loans                                   120      13.87        12.26               189      19.54        11.14
Consumer loans                           226      26.13         9.09               269      27.82        10.27
Other loans                               41       4.74          .19                34       3.53          .38
                                        ----     -------      -------             ----      ------     --------
Total                                   $865     100.00%      100.00%             $967     100.00%      100.00%
                                        ====     =======      =======             ====     =======     ========

Table 3 - Analysis of Loan Loss Reserve (in Thousands)
                                                                                          June 30,     June 30,
                                                                                             2002         2001
                                                                                           -------      -------

Balance, beginning of period                                                                 $967         $739
                                                                                           -------      -------

Charge-offs:
Commercial, financial,
 and agricultural                                                                             82           10
Real estate, construction                                                                    -0-          -0-
Real estate, mortgages                                                                        19          -0-
Installment, customers                                                                       217           91
Other                                                                                        -0-          -0-

Recoveries:
Commercial, financial,
 and agricultural                                                                            -0-          -0-
Real estate, construction                                                                    -0-          -0-
Real estate, mortgages                                                                       -0-          -0-
Installment, consumers                                                                        31           27
Other                                                                                        -0-          -0-
                                                                                           -------      -------
Net charge-offs                                                                              287           74
Additions to loan loss reserve                                                               185          117
                                                                                            ----        -------
Balance, end of period                                                                      $865         $782
                                                                                           =======      =======

Ratio of net charge-offs to average loans outstanding                                        .33%         .09%

DEPOSITS

Deposits increased by $2.3 million to $133.3 million as of June 30, 2002 from $131.0 million as of December 31, 2001, an increase of 1.76%. Demand deposits, which include regular, money market, NOW and demand deposits, were $67.9 million, or 50.9% of total deposits, at June 30, 2002. Core deposits were 30.6% of total deposits at June 30, 2002. During the six month period, the Bank had increases in the balances in the demand deposit category of $7.6 million to $67.9 million as of June 30, 2002. Term deposit accounts were $65.4 million at June 30, 2002, a decrease of $5.3 million compared to $70.7 million as of December 31, 2001. Table 4 summarizes the Bank's deposits by major category as of June 30, 2002 and December 31, 2001.

Table 4 - Deposits by Category

                                                                                      (In Thousands)

                                                                                ------------------------------
                                                                                June 30,         December 31,
                                                                                    2002                 2001
Demand Deposits:
 Noninterest-bearing accounts                                                   $ 27,154             $ 22,184
 NOW and MMDA accounts                                                            33,234               31,715
 Savings accounts                                                                  7,484                6,417
                                                                                --------               ------
  Total Demand Deposits                                                           67,872               60,316
                                                                                --------             --------

Term Deposits:
 Less than $100,000                                                               46,931               51,722
 $100,000 or more                                                                 18,470               18,992
                                                                                --------             --------
  Total Deposits                                                                  65,401               70,714
                                                                                --------             --------
                                                                                $133,273             $131,030
                                                                                ========             ========


CAPITAL

During the six month period ended June 30, 2002, shareholders' equity increased by $815,000 to $12.3 million, due to net income for the period of $460,000, the net increase in value of securities available for sale of $350,000, and the sale of $5,000 in treasury stock.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of June 30, 2002, the Bank held $35.1 million in available-for-sale securities and during the first six months of 2002 the Bank received $11.6 million in proceeds from sales, maturities, and principal payments on its investment portfolio. Deposits increased by $2.3 million during the same six month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at June 30, 2002.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2002, the Bank had $391,000 of repurchase agreements outstanding.

As of June 30, 2002, the Bank had capital of $12.3 million, or 8.4% of total assets, as compared to $11.5 million, or 8.0%, at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital

                                                                            (Dollars in Thousands)
                                                               -----------------------------------------------
                                                                                                      Minimum
                                                                June 30,           December 31,    Regulatory
                                                                   2002               2001             Ratios
                                                               --------            --------         ----------
Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          11.7%               11.7%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          12.6%               12.7%              8.00%
Leverage Ratio                                                     8.4%                8.1%        Up to 5.00%
Total Risk-Weighted Assets                                     $101,514            $97,627


As of June 30, 2002 and December 31, 2001, the Bank exceeded all of the minimum regulatory capital ratio requirements.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

GENERAL

The Bank reported net income of $460,000, or $0.84 per share for the six month period ended June 30, 2002 as compared with $520,000 or $0.92 per share for the same period in 2001, a decrease of 11.5%.


NET INTEREST INCOME

Net interest income increased $46,000 to $2.5 million for the six month period in 2002 from the comparable period in 2001. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 6.49% totaled $132.9 million as of June 30, 2002. In comparison to 2001, average interest earning assets, at a yield of 8.24%, totaled $121.0 million.

Total interest income decreased $668,000 for the six month period ended June 30, 2002 compared to the same period in 2001, while the average balance in interest earning assets increased approximately $11.9 million, or 9.8%, compared to the six month period ended June 30, 2001. Interest income on loans decreased $464,000 over the same two periods due to a lower interest rate environment, while average loans outstanding increased approximately $7.2 million. The average yield on loans decreased from 9.26% for the six month period ended June 30, 2001 to 7.44% for the six month period ended June 30, 2002. Over the same two periods, interest on investments decreased $66,000 due to a decrease in the yield on investments. The yield on taxable investments decreased from 6.82% to 5.50% and the yield for nontaxable investments decreased from 3.85% to 3.63% for the six month period ended June 30, 2002 compared to the same period in 2001. The average balance of investments increased approximately $4.5 million or 14.2% for the six month period ended June 30, 2002, compared to the same period in 2001. Interest income on Federal Funds Sold decreased by $138,000 due to a decrease in the yield on Federal Funds Sold from 4.95% during the six months ended June 30, 2001 to 1.68% for the same quarter in 2002, offset by an increase in average balance outstanding of $307,000 over the same period in 2001.

Total interest expense decreased $714,000 for the six month period ended June 30, 2002 compared to the same period in 2001. Interest on deposits decreased as a result of a decrease in the yield on deposits over the same period in 2001. The average rate on interest-bearing liabilities decreased to 3.41% for the six month period in 2002 from 5.08% in the comparable period of 2001, while the average balance on interest-bearing liabilities increased by approximately $6.8 million from $100.0 million to $106.8 million.

Table 6 - Average Balances, Interest and Average Rates

                                                                     June 30
                                      ------------------------------------------------------------------------
                                              2002               (in thousands)                2001
                                      ------------------------------------------------------------------------
                                      Average                    Average     Average                   Average
                                      Balance      Interest        Rate      Balance       Interest      Rate
                                      --------     --------      ------     --------       --------    -------

Assets:
Federal Funds Sold                   $  8,989      $     75       1.68%      $ 8,682        $   213      4.95%
Investments:
Taxable Securities                     33,088           903       5.50%       28,426            962      6.82%
Tax-Free Securities                     2,725            49       3.63%        2,932             56      3.85%
Total Loans, Including
 Amortized Fees                        88,143         3,251       7.44%       80,938          3,715      9.26%
                                      --------       ------      -------     ---------       -------    -------
Total Interest Earning
 Assets                               132,945         4,278       6.49%      120,978          4,946      8.24%
                                      --------                              ---------
Cash and Due From Banks                 4,351                                  4,426
All Other Assets                        5,429                                  5,677
Loan Loss Reserve/
 Unearned Fees                         (1,033)                                (1,030)
                                      --------                              ---------
TOTAL ASSETS                         $141,692                               $130,051
                                      ========                              =========

Liabilities and Shareholders' Equity:
Interest-Bearing Deposits:
Term Deposits                        $  68,635        1,520       4.47%     $ 69,275          2,081      6.06%
Other Deposits                          37,312          277       1.50%       30,088            425      2.85%
Repurchase Agreements                      839            8       1.92%          587             13      4.47%
                                      --------       ------      ------     ---------       -------    -------
Total Interest-Bearing
 Liabilities                          106,786         1,805       3.41%       99,950          2,519      5.08%
                                      --------       ------      ------     ---------       -------    -------
Net Interest Income                                  $2,473                                 $ 2,427
                                                     ======                                 =======
Noninterest-Bearing
 Deposits                              22,605                                 18,499
Total Cost of Funds                                               2.81%                                  4.29%
All Other Liabilities                     518                                    888
Shareholders' Equity                   11,694                                 10,712
Unrealized Gain/Loss on
 Securities                                89                                      2
                                     ---------                              ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $141,692                               $130,051
                                     =========                              =========
Net Interest Yield                                                3.08%                                  3.16%
Net Interest Margin                                               3.75%                                  4.05%


Table 7 - Interest Rate Sensitivity

(In Thousands)                                                              June 30, 2002
                                                   ------------------------------------------------------------
                                                     Less       One Year     Greater         Non-
                                                     Than       Through      Than         Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  --------      --------     -------     ---------      -------
Assets:
Federal Funds Sold                               $ 10,332                                              $ 10,332
Investments                                        10,285       $ 8,813      $16,019                     35,117
Loans                                              65,616        24,336          474                     90,426
Noninterest-Earning Assets                                                                $10,679        10,679
                                                  --------      --------     -------      -------      --------
                                                   86,233        33,149       16,493       10,679       146,554
                                                  --------      --------     -------      -------      --------
Liabilities and Shareholders'
 Equity:
Interest-Bearing Deposits                          84,525        21,594                                 106,119
Noninterest-Bearing Deposits                                                               27,154        27,154
Repurchase Agreements                                 391                                                   391
Noninterest-Bearing Liabilities
 and Shareholders' Equity                                                                  12,890        12,890
                                                  --------      --------     -------      --------     --------
Total                                              84,916        21,594          -0-       40,044       146,554
                                                  --------      --------     -------      --------     --------
Interest Rate Sensitivity Gap                       1,317        11,555       16,493      (29,365)          -0-
                                                 ---------      --------     -------      --------     --------
Cumulative Interest Rate
 Sensitivity Gap                                 $  1,317       $12,872      $29,365        $ -0-         $ -0-
                                                 =========      ========     =======      ========     ========


NONINTEREST INCOME

Total noninterest income was $876,000 for the six month period ended June 30, 2002 as compared to $777,000 for the same period in 2001, an increase of $99,000. Noninterest income is comprised primarily of customer service fees, loan fees, gain on sales of loans, and other items. The increase in noninterest income is due primarily to an increase in gains on the sales of loans of $40,000, an increase in loan fees and other service charges of $64,000 and gains on sales of investment securities of $21,000, offset by a decrease in service charges on demand deposits of $29,000.

NONINTEREST EXPENSE

Total noninterest expense was $2.44 million, or 1.72% of average total assets, for the six month period ended June 30, 2002 as compared to $2.25 million, or 1.73%, for the same period in 2001. Salaries and employee benefits, occupancy, advertising and promotion, office supplies, postage, and other noninterest expense are categories of expenses which increased when comparing the two periods. The percentage of operating expenses remained level as average total assets increased approximately $11.6 million for the year ended June 30, 2002.

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

During the six month period ending June 30, 2002, the Bank recorded $264,000 in tax expense which resulted in an approximate effective rate of 36.5%. Comparably, in 2001, the Bank recorded $322,000 in tax expense, resulting in an approximate effective rate of 38.2%.


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


              1.    Election of Directors

                    Nominee                                  For                   Withheld
                    -------------                          -------                 -------

                    Barry H. Gordon                        331,668                 11,023
                    Robert D. Grimes                       342,691                    -0-
                    Joseph Hamdi                           342,691                    -0-
                    Benny L. Shubert                       342,691                    -0-
                    Ted L. Wampler, Jr.                    331,668                 11,023

                    There were no abstentions or broker non-votes.

                    The terms of the Office of Directors Ed F. Bell, Gary Kimsey, G. Bruce Martin, Peter G. Stimpson and James W. Wilburn III continued after the meeting.

                    2. The shareholders also approved the appointment of Pugh & Company, P.C. as independent auditors for 2002. 331,522 shares were voted in favor of the appointment and 11,169 shares were voted against the appointment.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ed F. Bell, Chairman and Chief Executive Officer of First Central Bancshares, Inc. on August 12, 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph Hamdi, the President of First Central Bancshares, Inc. on August 12, 2002.

          99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,signed by Ralph Micalizzi, Vice President, Cashier and Controller of First Central Bancshares, Inc. on August 12, 2002.

               (b)  Reports on Form 8-K

               None.

                                 FORM 10-QSB

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        FIRST CENTRAL BANCSHARES, INC.

Date: August 12, 2002                   By:/s/ Ed F. Bell
                                        --------------------------
                                        Ed F. Bell, Chairman and
                                        Chief Executive Officer


Date: August 12, 2002                   By:/s/ Joseph Hamdi
                                        --------------------------
                                        Joseph Hamdi, President
                                        and Chief Executive Officer


Date: August 12, 2002                   By:/s/ Ralph Micalizzi
                                        -------------------------
                                        Ralph Micalizzi,Vice President,
                                        Cashier and Controller,
                                        First Central Bank

                                                                    EXHIBIT 99.1
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of First Central Bancshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Ed F. Bell, the Chairman and Chief Executive Officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 12, 2002.




                                             /s/ Ed F. Bell
                                             -----------------------------------
                                             Ed F. Bell
                                             Chairman and
                                             Chief Executive Officer

                                                                    EXHIBIT 99.2
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of First Central Bancshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Joseph Hamdi, the President of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 12, 2002.




                                             /s/ Joseph Hamdi
                                             -----------------------------------
                                             Joseph Hamdi
                                             President

                                                                    EXHIBIT 99.3
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of First Central Bancshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Ralph Micalizzi, the Vice President, Cashier and Controller of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 12, 2002.




                                             /s/ Ralph Micalizzi
                                             -----------------------------------
                                             Ralph Micalizzi
                                             Vice President, Cashier
                                             and Controller