Form 10QSB
period 2002-09-30
FIRST CENTRAL BANCSHARES INC
filed 2002-11-12
CIK 897979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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

            725 Highway 321 North, Lenoir City, Tennessee 37771-0230
                     (Address of principal executive office)


                                   62-1482501
                      (I.R.S. Employer Identification No.)


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

                                 Yes [x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $5.00 per share, was 544,738 on October 31, 2002.

                                   FORM 10-QSB
                                      Index
                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets as of September 30, 2002
              (Unaudited) and December 31, 2001... .......................... 3

              Consolidated Statements of Income for the three
              months and nine months ended September 30, 2002
              and 2001(Unaudited).............................................4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001(Unaudited)........5

              Consolidated Statements of Comprehensive Income for
              the three months and nine months ended September 30,
              2002 and 2001(Unaudited)........................................6

              Notes to Consolidated Financial Statements
              for the nine month periods ended September 30,
              2002 and 2001(Unaudited)......................................7-8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations................9-14

      Item 3. Controls and Procedures........................................14


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings..............................................15

      Item 2. Changes in Securities..........................................15

      Item 3. Defaults upon Senior Securities................................15

      Item 4. Submission of Matters to a Vote
              of Securities Holders..........................................15

      Item 5. Other Information..............................................15

      Item 6. Exhibits and Reports on Form 8-K...............................15

Signatures...................................................................16

Certifications............................................................17-19

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                 (In Thousands)

                                                 (Unaudited)
                                                 September 30,      December 31,
                                                     2002               2001
                                                 -------------      ------------
-ASSETS-
 Cash and Due From Banks                           $ 5,770            $ 5,698
 Federal Funds Sold                                  3,771             11,758
                                                   -------            -------
    Total Cash and Cash Equivalents                  9,541             17,456

 Investment Securities Available for Sale           36,929             31,559
 Loans, Net                                         97,519             89,509
 Premises and Equipment, Net                         4,518              4,484
 Accrued Interest Receivable                           699                714
 Other Assets                                          720                306
                                                   -------            -------
TOTAL ASSETS                                      $149,926           $144,028
                                                   =======            =======
-LIABILITIES AND SHAREHOLDERS' EQUITY-
 Liabilities:
  Deposits
   Noninterest-Bearing                            $ 32,937           $ 22,184
   Interest-Bearing                                102,762            108,846
                                                   -------            -------
    Total Deposits                                 135,699            131,030

  Securities Sold Under Agreement to Repurchase        522                820
  Accrued Interest Payable                             344                467
  Other Liabilities                                    597                230
                                                   -------            -------
    Total Liabilities                              137,162            132,547
                                                   -------            -------

 Shareholders' Equity:
  Common Stock - Par Value $5.00, Authorized
   2,000,000 Shares; Issued 564,361 Shares           2,822              2,822
  Additional Paid-in Capital                         5,430              5,430
  Treasury Stock, at Cost; 19,623 Shares
   (17,333 Shares at December 31, 2001)               (485)              (431)
  Retained Earnings                                  4,422              3,641
  Accumulated Other Comprehensive Income               575                 19
                                                   -------            --------
    Total Shareholders' Equity                      12,764             11,481
                                                   -------            --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $149,926           $144,028
                                                  ========           =========










See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                                   (Unaudited)

                                                       (In Thousands Except
                                                       Per Share Information)
                                      ----------------------------------------------------
                                        Three Months Ended              Nine Months Ended
                                          September 30,                    September 30,
                                      ----------------------          --------------------
                                       2002             2001           2002          2001
                                       ----             ----           ----          ----
INTEREST INCOME
 Loans                               $1,692           $1,784         $4,943        $5,373
 Investment Securities                  461              429          1,413         1,447
 Federal Funds Sold                      29              107            104           320
                                     ------           ------         ------        ------
   Total Interest Income              2,182            2,320          6,460         7,140
                                     ------           ------         ------        ------

INTEREST EXPENSE
 Deposits                               816            1,214          2,613         3,720
 Securities Sold Under
  Agreement to Repurchase                 2                4             10            17
                                     ------           ------         ------        ------
   Total Interest Expense               818            1,218          2,623         3,737
                                     ------           ------         ------        ------

Net Interest Income                   1,364            1,102          3,837         3,403

PROVISION FOR LOAN LOSSES                69               46            254           163
                                     ------           ------         ------        ------

Net Interest Income After
  Provision for Loan Losses           1,295            1,056          3,583         3,240
                                     ------           ------         ------        ------

NONINTEREST INCOME
 Service Charges on
  Demand Deposits                       234              252            718           765
 Loan Fees and Other
  Service Charges                       101              129            286           376
 Net Gain on Sales of Loans             133               68            299           194
 Gain on Sales of Securities              0                0             21             0
 Other                                    8                8             28            25
                                     ------           ------         ------        ------
   Total Noninterest Income             476              457          1,352         1,360
                                     ------           ------         ------        ------


NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                              742              635          2,124         1,865
 Occupancy                              115              110            346           323
 Data Processing Fees                   101              128            353           387
 Furniture and Equipment                 82               85            237           260
 Federal Insurance Premiums              14               12             43            36
 Advertising and Promotion               30               24             93            67
 Office Supplies and Postage             65               66            201           197
 Other                                   98               85            290           255
                                     ------           ------         ------        ------
   Total Noninterest Expense          1,247            1,145          3,687         3,390
                                     ------           ------         ------        ------
INCOME BEFORE INCOME TAXES              524              368          1,248         1,210

INCOME TAXES                            203              134            467           456
                                     ------           ------         ------        ------
NET INCOME                            $ 321            $ 234         $  781         $ 754
                                     ======           ======         ======        ======
BASIC EARNINGS PER COMMON
 SHARE                               $ 0.59           $ 0.42         $ 1.43        $ 1.35
                                     ======           ======         ======        ======


See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                           2002            2001
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                               $ 781           $ 754
                                                          -----           -----
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan Losses                                254             163
   Depreciation                                             189             218
   (Gain) on Sales of Investment Securitie                  (21)            -0-
   Loss on Sale of Fixed Assets                             -0-              14
   Net (Gain) on Sales of Loans                            (299)           (194)
   Decrease (Increase) in Interest Receiva                   15             293
   (Decrease) in Interest Payable                          (123)              9
   Amortization of Premiums (Discounts) on
     Investment Securities, Net                              94             (96)
   FHLB Stock Dividends                                     (15)            (21)
   (Increase) in Other Assets                              (414)           (150)
   (Decrease) in Other Liabilities                           27             121
                                                         ------          ------
    Total Adjustments                                      (293)            357
                                                         ------          ------
     Net Cash Provided by Operating Activities              488           1,111
                                                         ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Maturities, Principal Paydowns and
  Redemption of Investment Securities Available
  for Sale                                               15,611          19,937
 Proceeds From Sales of Investment Securities
  Available for Sale                                      2,771             -0-
 Purchase of Investment Securities Available
  for Sale                                              (22,914)        (15,562)
 Net (Increase) in Loans                                (43,802)        (37,600)
 Proceeds From Sales of Loans                            35,837          29,017
 Purchase of Premises and Equipment                        (223)            (34)
 Sales of Premises and Equipment                            -0-             19
                                                         ------          ------
     Net Cash Used in Investing Activities              (12,720)         (4,223)
                                                         ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Deposits                                     4,669          11,221
 Decrease in Securities Sold Under
  Agreement to Repurchase                                  (298)            615
 Purchases of Common Stock                                  (59)           (191)
 Sale of Treasury Stock                                       5             130
                                                         ------          ------
     Net Cash Provided by Financing Activities            4,317          11,775
                                                         ------          ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (7,915)          8,663

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         17,456          10,769
                                                         ------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 9,541        $ 19,432
                                                         ======          ======
Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest                                              $ 2,746         $ 3,728
  Income Taxes                                            $ 441           $ 511
Supplementary Disclosures of Noncash Investing Activities:
 Change in Unrealized Gain(Loss) on Investment Securities $ 896           $ 766
 Change in Deferred Income Tax Benefit Associated with
  Unrealized Gain(Loss) on Investment Securities          $ 340           $ 291
 Change in Net Unrealized Gain(Loss) on
  Investment Securities                                   $ 556          $  475




See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                 (In Thousands)



                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                       ------------------     -----------------
                                       2002         2001      2002        2001
                                       ----         ----      ----        ----
Net Income                            $ 321         $234     $ 781       $ 754
                                       ----         ----      ----        ----

Other Comprehensive Income
 (Loss), Net of Tax:
  Unrealized Gains/Losses on
   Investment Securities               332           253       917         766
  Reclassification Adjustment
   for Gains Included in
   Net Income                          -0-           -0-       (21)        -0-
  Income Taxes Related to
   Unrealized Gains/Losses
   on Investment Securities           (126)          (96)     (340)       (291)
                                      -----         ----      ----        ----
    Other Comprehensive Income
     (Loss), Net of Tax                206           157       556         475
                                      -----         ----      ----        ----

Comprehensive Income                 $ 527         $ 391    $1,337      $1,229
                                      =====         ====     =====       =====



































See accompanying notes to financial statements.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2002 and 2001



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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002, results of operations and comprehensive income for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - STOCK OPTION PLAN

On April 20, 2000, the shareholders of the Company approved a stock option plan which reserves 25,000 shares of the Company's common stock for present and future employees as an incentive for long-term employment. As of September 30, 2002, the plan has not been implemented and no options have been awarded.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2002 and 2001 the weighted average number of shares outstanding was 546,943 and 560,035, respectively. For the three months ended September 30, 2002 and 2001, the weighted average number of shares outstanding was 546,503 and 560,467, respectively. During both the three and nine month periods ended September 30, 2002 and 2001 the Company did not have any dilutive securities.

NOTE 5 - RECENT REGULATORY AND ACCOUNTING PRONOUNCEMENTS

The Bank is state chartered and federally insured, and is subject to the rules and regulations of the Tennessee Department of Financial Institutions (the "TDFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The holding company is also subject to the rules and regulations of the Federal Reserve Bank (the "FRB") and the Securities and Exchange Commission (the "SEC").

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Since the Company has not purchased any other banks or entities, this statement is not expected to have any impact on the Company's consolidated financial statements. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS 142 is effective January 1, 2002. Since the Company does not have any goodwill or other intangible assets, this statement is not expected to have any impact on its consolidated financial position or results of operations.

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


In October 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 147, Accounting for Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. This statement intends to improve the comparability of financial reporting by requiring institutions to follow FASB Statement No. 141, Business Combinations. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BALANCE SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30, 2002 TO DECEMBER 31, 2001

Assets totaled $149.9 million as of September 30, 2002, as compared to $144.0 million as of December 31, 2001, an increase of 4.10%.


INVESTMENT SECURITIES

Investment securities were $36.9 million or 24.6% of total assets, as of September 30, 2002, which is an increase of $5.3 million from $31.6 million as of December 31, 2001. During the nine month period ended September 30, 2002, there were $15.6 million in calls, maturities, and principal paydowns and $2.8 million in sales of investment securities offset primarily by the purchase of $22.9 million in investment securities and an increase in the market value of the investment portfolio of $896,000.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by various federal agencies. Mortgage-backed issues comprised 43.45% of the portfolio as of September 30, 2002 and 57.13% as of December 31, 2001.

As of September 30, 2002 and December 31, 2001, the Bank's entire investment portfolio was classified as available for sale and reflected on the consolidated balance sheets at fair value with unrealized gains and losses reported in the consolidated statements of comprehensive income, net of any deferred tax effect. The net unrealized gain on securities available for sale, net of tax, was approximately $575,000 as of September 30, 2002, a change of approximately $556,000 from December 31, 2001, a result of a fairly strong bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.


LOANS

During the first nine months of 2002, total gross loans outstanding increased by approximately $7.8 million to $98.4 million as of September 30, 2002 from $90.6 million as of December 31, 2001. The Bank originated and sold approximately $35.5 million of loans during the first nine months of the year. As of September 30, 2002 and December 31, 2001, net loans outstanding represented 65.0% and 62.1% of total assets, respectively. Table 1 summarizes the Bank's loan portfolio by major category as of September 30, 2002 and December 31, 2001.


Table 1 - Loan Portfolio by Category
                                                        (In Thousands)
                                               ---------------------------------
                                               September 30,        December 31,
                                                   2002                2001
                                               -------------        ------------
Loans secured by real estate:
 Commercial properties                             $38,068             $30,472
 Construction and land development                  12,661              14,341
 Residential and other properties                   27,495              26,058
                                                   ---------          ----------
  Total loans secured by real estate                78,224              70,871
 Commercial and industrial loans                    11,417              10,092
 Consumer loans                                      8,615               9,311
 Other loans                                           176                 347
                                                   ---------          ----------
                                                    98,432              90,621
 Less: Allowance for loan losses                      (886)               (967)
       Unearned interest                               (38)               (101)
       Net unearned/deferred loan (fees) costs          11                (44)
                                                   ---------          ----------
   Loans, Net                                      $97,519             $89,509
                                                   =========          ==========

As of September 30, 2002, there were outstanding commitments to advance construction funds and to originate loans in the amount of $6.7 million and commitments to advance existing home equity, letters of credit and other credit lines in the amount of $18.7 million.

Loans are carried net of the allowance for loan losses. The allowance is maintained at a level to absorb possible losses within the loan portfolio. As of September 30, 2002 and December 31, 2001, the allowance had a balance of approximately $886,000 and $967,000, respectively. There were approximately $359,000 and $305,000 of loans on which the accrual of interest had been discontinued as of September 30, 2002 and December 31, 2001, respectively. There were approximately $1,917,000 in loans specifically classified as impaired as of September 30, 2002 as defined by SFAS No. 114 compared to $1,472,000 as of December 31, 2001. Table 2 summarizes the allocation of the loan loss reserve by major categories and Table 3 summarizes the activity in the loan loss reserve for the nine month period.

Table 2 - Allocation of the Loan Loss Reserve (Dollars in Thousands)


                                                   September 30, 2002                        December 31, 2001
                                                   % to           % of                      % to          % of
Balance applicable to:               $ Amount     Total       Portfolio      $ Amount      Total      Portfolio
                                     --------     -----       ---------      --------      -----      ---------
Commercial properties                   $245      27.65%        38.67%           $221      22.85%       33.63%
Construction and land
 development                             100      11.29          12.86            104      10.75         15.83
Residential and other
 properties                              146      16.48          27.93            150      15.51         28.75
Commercial and industrial
 loans                                   140      15.80          11.60            189      19.54         11.14
Consumer loans                           213      24.04           8.75            269      27.82         10.27
Other loans                               42       4.74           0.19             34       3.53          0.38
                                        ----     -------       -------           ----     -------      -------
Total                                   $886     100.00%       100.00%           $967     100.00%      100.00%
                                        ====     =======       =======           ====     =======      =======

Table 3 - Analysis of Loan Loss Reserve (Dollars in Thousands)

                                                                                         Sept. 30,     Sept.30,
                                                                                            2002         2001
                                                                                           ------       ------
Balance, beginning of period                                                                $967         $739
                                                                                            ----         ----
Charge-offs:
Commercial, financial,
 and agricultural                                                                             84           10
Real estate, construction                                                                    -0-          -0-
Real estate, mortgages                                                                        20          -0-
Installment, customers                                                                       290          143
Other                                                                                        -0-          -0-

Recoveries:
Commercial, financial,
 and agricultural                                                                            -0-          -0-
Real estate, construction                                                                    -0-          -0-
Real estate, mortgages                                                                       -0-          -0-
Installment, consumers                                                                        59           40
Other                                                                                        -0-          -0-
                                                                                            ----         ----
Net charge-offs                                                                              335          113
Additions to loan loss reserve                                                               254          163
                                                                                            ----         ----
Balance, end of period                                                                      $886         $789
                                                                                            ====         ====

Ratio of net charge-offs to average loans outstanding                                       .37%         .14%



DEPOSITS

Deposits increased by $4.7 million to $135.7 million as of September 30, 2002 from $131.0 million as of December 31, 2001, an increase of 3.59%. Demand deposits, which include regular, money market, NOW and demand deposits, were $72.0 million, or 53.1% of total deposits, at September 30, 2002. Core deposits were 28.8% of total deposits at September 30, 2002. During the nine month period, the Bank had increases in the balances in the demand deposit category of $11.7 million to $72.0 million as of September 30, 2002. Term deposit accounts were $63.7 million at September 30, 2002, a decrease of $7.0 million compared to $70.7 million as of December 31, 2001. Table 4 summarizes the Bank's deposits by major category as of September 30, 2002 and December 31, 2001.

Table 4 - Deposits by Category

                                                                                      (In Thousands)
                                                                            ----------------------------------
                                                                            September 30,         December 31,
                                                                                 2002                 2001
                                                                            -------------         ------------
Demand Deposits:
 Noninterest-bearing accounts                                                   $ 32,937             $ 22,184
 NOW and MMDA accounts                                                            31,254               31,715
 Savings accounts                                                                  7,848                6,417
                                                                                --------             ---------
  Total Demand Deposits                                                           72,039               60,316
                                                                                --------             ---------
Term Deposits:
 Less than $100,000                                                               45,862               51,722
 $100,000 or more                                                                 17,798               18,992
                                                                                --------             ---------
  Total Deposits                                                                  63,660               70,714
                                                                                --------             ---------
                                                                                $135,699             $131,030
                                                                                ========             =========

CAPITAL

During the nine month period ended September 30, 2002, shareholders' equity increased by $1.3 million to $12.8 million, due to net income for the period of $781,000, the net increase in value of securities available for sale of $556,000, $59,000 of treasury stock purchases and the sale of $5,000 of treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities and FHLB advances.

As of September 30, 2002, the Bank held $36.9 million in available-for-sale securities and during the first nine months of 2002 the Bank received $18.4 million in proceeds from sales, maturities, and principal payments on its investment portfolio. Deposits increased by $4.7 million during the same nine month period.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (the "FHLB") and is eligible to obtain both short and long term credit advances. Borrowing capacity is limited to the Bank's available qualified collateral which consists primarily of certain 1-4 family residential mortgages and certain investment securities. The Bank had no advances outstanding from the FHLB at September 30, 2002.

The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2002, the Bank had $522,000 of repurchase agreements outstanding.

As of September 30, 2002, the Bank had capital of $12.8 million, or 8.5% of total assets, as compared to $11.5 million, or 8.0%, at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and total assets.

Table 5 - Regulatory Capital

                                                                             (Dollars in Thousands)
                                                             --------------------------------------------------
                                                                                                       Minimum
                                                             September 30,       December 31,        Regulatory
                                                                 2002               2001               Ratios
                                                             --------------     --------------    -------------

Tier 1 Capital as a Percentage
 of Risk-Weighted Assets                                          11.4%              11.7%              4.00%
Total Capital as a Percentage
 of Risk-Weighted Assets                                          12.2%              12.7%              8.00%
Leverage Ratio                                                     8.4%               8.1%         Up to 5.00%
Total Risk-Weighted Assets                                     $107,303            $97,627


As of September 30, 2002 and December 31, 2001, the Bank exceeded all of the minimum regulatory capital ratio requirements.

RESULTS OF OPERATIONS - NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

The Bank reported net income of $781,000, or $1.43 per share for the nine month period ended September 30, 2002 as compared with $754,000 or $1.35 per share for the same period in 2001, an increase of 3.58%.

NET INTEREST INCOME

Net interest income increased $434,000 to $3.8 million for the nine month period in 2002 from the comparable period in 2001. Contributing to this increase was an increase in average interest earning assets. Average interest earning assets at a yield of 6.45% totaled $134.0 million as of September 30, 2002. In comparison to 2001, average interest earning assets, at a yield of 7.78%, totaled $122.8 million.

Total interest income decreased $680,000 for the nine month period ended September 30, 2002 compared to the same period in 2001, while the average balance in interest earning assets increased approximately $11.2 million, or 9.1%, compared to the nine month period ended September 30, 2001. Interest income on loans decreased $430,000 over the same two periods due to a lower interest rate environment, while average loans outstanding increased approximately $7.6 million. The average yield on loans decreased from 8.73% for the nine month period ended September 30, 2001 to 7.35% for the nine month period ended September 30, 2002. Over the same two periods, interest on investments decreased $34,000 due to a decrease in the yield on investments. The yield on taxable investments decreased from 6.62% to 5.39% and the yield for nontaxable investments decreased from 3.78% to 3.63% for the nine month period ended September 30, 2002 compared to the same period in 2001. The average balance of investments increased approximately $5.5 million or 18.0% for the nine month period ended September 30, 2002, compared to the same period in 2001. Interest income on Federal Funds Sold decreased by $216,000 due to a decrease in the yield on Federal Funds Sold from 4.27% during the nine months ended September 30, 2001 to 1.70% for the same period in 2002, and a decrease in average balance outstanding of $1.8 million over the same period in 2001.

Total interest expense decreased $1,114,000 for the nine month period ended September 30, 2002 compared to the same period in 2001. Interest on deposits decreased as a result of a decrease in the yield on deposits over the same period in 2001. The average rate on interest-bearing liabilities decreased to 3.31% for the nine month period in 2002 from 4.96% in the comparable period of 2001, while the average balance on interest-bearing liabilities increased by approximately $5.2 million from $100.8 million to $106.0 million.

Table 6 - Average Balances, Interest and Average Rates

                                                                September  30
                                      ------------------------------------------------------------------------
                                        2002                (Dollars in thousands)                2001
                                      ------------------------------------------------------------------------
                                       Average                   Average     Average                   Average
                                       Balance      Interest       Rate      Balance        Interest     Rate
                                      ---------     --------     -------    ---------       --------   -------
Assets:
Federal  Funds  Sold                  $ 8,198         $ 104       1.70%     $ 10,014          $ 320      4.27%
Investments:
Taxable  Securities                    33,202         1,339       5.39%       27,588          1,366      6.62%
Tax-Free  Securities                    2,725            74       3.63%        2,863             81      3.78%
Total  Loans,  Including
 Amortized  Fees                       89,859         4,943       7.35%       82,301          5,373      8.73%
                                      --------      --------     -------    ---------       --------   -------
Total  Interest  Earning
 Assets                               133,984         6,460       6.45%      122,766          7,140      7.78%
Cash and Due From Banks                 4,549                                  4,364
All Other  Assets                       5,477                                  5,645
Loan Loss  Reserve/
 Unearned  Fees                          (988)                                (1,010)
                                     ---------                              ---------
TOTAL ASSETS                         $143,022                               $131,765
                                     =========                              =========

Liabilities and Shareholders' Equity:
Interest-Bearing Deposits:
Term Deposits                        $ 67,073         2,196       4.38%     $ 70,351          3,111      5.91%
Other Deposits                         38,225           417       1.46%       29,886            609      2.72%
Repurchase Agreements                     687            10       1.95%          541             17      4.20%
                                     ---------       ------       -----     ---------         -----      -----
Total Interest-Bearing
 Liabilities                          105,985         2,623       3.31%      100,778          3,737      4.96%
                                                     ------       -----                       -----      -----
Net Interest Income                                  $3,837                                  $3,403
                                                     ======                                  ======
Noninterest-Bearing
 Deposits                              24,441                                 19,154
Total Cost of Funds                                               2.69%                                  4.17%
All Other Liabilities                     559                                    669
Shareholders' Equity                   11,822                                 11,109
Unrealized Gain/Loss on
 Securities                               215                                     55
                                     ---------                              ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $143,022                               $131,765
                                     =========                              =========
Net Interest Yield                                                3.14%                                  2.82%
Net Interest Margin                                               3.83%                                  3.71%

Table 7 - Interest Rate Sensitivity
(In Thousands)

                                                                           September 30, 2002
                                                  -------------------------------------------------------------
                                                     Less       One Year     Greater        Non-
                                                     Than       Through      Than         Interest
                                                   1 Year        5 Years     5 Years      Bearing        Total
                                                  -------       --------     -------      --------     --------
Assets:
Federal Funds Sold                                $ 3,771                                              $  3,771
Investments                                        11,415       $10,159      $15,355                     36,929
Loans                                              69,817        27,193          509                     97,519
Noninterest-Earning Assets                                                               $ 11,707        11,707
                                                  --------      --------     -------     ---------     --------
                                                   85,003        37,352       15,864       11,707       149,926
                                                  --------      --------     -------     ---------     --------
Liabilities and Shareholders'
 Equity:
Interest-Bearing Deposits                          85,317        17,445                                 102,762
Noninterest-Bearing Deposits                                                               32,937        32,937
Repurchase Agreements                                 522                                                   522
Noninterest-Bearing Liabilities
 and Shareholders' Equity                                                                  13,705        13,705
                                                  --------      -------      -------     ---------     --------
Total                                              85,839        17,445          -0-       46,642       149,926
                                                  --------      -------      -------     ---------     --------
Interest Rate Sensitivity Gap                        (836)       19,907       15,864      (34,935)          -0-
                                                  --------      -------      -------     ---------     --------
Cumulative Interest Rate
 Sensitivity Gap                                  $  (836)      $19,071      $34,935        $ -0-         $ -0-
                                                  ========      =======      =======     =========     ========

NONINTEREST INCOME

Total noninterest income was $1,352,000 for the nine month period ended September 30, 2002 as compared to $1,360,000 for the same period in 2001, a decrease of $8,000. Noninterest income is comprised primarily of customer service fees, loan fees, gain on sales of loans, and other items. The decrease in noninterest income is due primarily to a decrease in service charges on demand deposits of $47,000, and a decrease in loan fees and other service charges of $90,000, offset by an increase of the gains on the sales of loans of $105,000 and an increase in the gain on sales of investment securities of $21,000.

NONINTEREST EXPENSE

Total noninterest expense was $3.69 million, or 2.58% of average total assets, for the nine month period ended September 30, 2002 as compared to $3.39 million, or 2.57%, for the same period in 2001. Noninterest expenses increased in part due to the opening of a loan production office in Madisonville, Tennessee during the first quarter of 2002 and the subsequent conversion of this office to a full service branch in September 2002. Salaries and employee benefits, occupancy, advertising and promotion, office supplies, postage, and other noninterest expense are categories of expenses which increased when comparing the two periods. The percentage of operating expenses remained level as average total assets increased approximately $11.3 million for the year ended September 30, 2002.

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

During the nine month period ending September 30, 2002, the Bank recorded $467,000 in tax expense which resulted in an approximate effective rate of 37.4%. Comparably, in 2001, the Bank recorded $456,000 in tax expense, resulting in an approximate effective rate of 37.7%.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer, its President and its acting Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer, the President and the acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  FIRST CENTRAL BANCSHARES, INC. AND SUBSIDIARY

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          The following exhibits are filed as a part of this report:

          (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ed F. Bell, Chairman and Chief Executive Officer of First Central Bancshares, Inc. on November 12, 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph Hamdi, President on November 12, 2002

          99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Micalizzi, Vice President, Cashier and Controller (acting Chief Financial Officer) on November 12, 2002

          (b)  Reports on Form 8-K

               None

                                   FORM 10-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 FIRST CENTRAL BANCSHARES, INC.

                                    /s/  Ed F. Bell
Date:  November 12, 2002         By:--------------------------------------------
                                    Ed F. Bell, Chairman and Chief Executive
                                    Officer


                                    /s/  Joseph Hamdi
Date:  November 12, 2002         By:--------------------------------------------
                                    Joseph Hamdi, President


                                    /s/ Ralph Micalizzi
Date:  November 12, 2002         By:--------------------------------------------
                                    Ralph Micalizzi, Vice President,
                                    Cashier and Controller, First Central
                                    Bank (Acting Chief Financial Officer)

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Ed F. Bell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Central Bancshares, Inc. ("First Central");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of First Central as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Ed F. Bell
Date:  November 12, 2002               -----------------------------------------
                                       Ed F. Bell
                                       Chairman of the Board and Chief
                                       Executive Officer

                           Certification of President
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Joseph Hamdi, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of First Central Bancshares, Inc. ("First Central");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of First Central as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Joseph Hamdi
Date:  November 12, 2002                  --------------------------------------
                                          Joseph Hamdi
                                          President

                 Certification of Acting Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Ralph Micalizzi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Central Bancshares, Inc. ("First Central");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of First Central as of, and for, the periods presented in this quarterly report. 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Ralph Micalizzi
Date:  November 12, 2002                 ---------------------------------------
                                         Ralph Micalizzi
                                         Vice President, Cashier
                                         and Controller, First Central Bank
                                         (Acting Chief Financial Officer)